Form 10-Q
period 1996-03-31
FIDELITY FINANCIAL OF OHIO INC
filed 1996-05-15
CIK 1003468

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1996
                               ---------------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-27868

                        FIDELITY FINANCIAL OF OHIO, INC.
             (Exact name of registrant as specified in its charter)

United States of America                                   31-1455721
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                        Identification Number)

4555 Montgomery Road
Cincinnati, Ohio                                               45212
(Address of principal                                        (Zip Code)
executive office)

Registrant's telephone number, including area code: (513) 351-6666

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

As of May 7, 1996, the latest practicable date, 4,073,589 shares of the registrant's common stock, $.10 par value, were issued and outstanding.



                               Page 1 of 17 pages

                        Fidelity Financial of Ohio, Inc.


                                      INDEX

                                                                           Page

PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition             3

                  Consolidated Statements of Earnings                        4

                  Consolidated Statements of Cash Flows                      5

                  Notes to Consolidated Financial Statements                 7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                10


PART II -         OTHER INFORMATION                                         16

SIGNATURES                                                                  17

                        Fidelity Financial of Ohio, Inc.


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                                1996                1995


Cash and due from banks                                                                  $    1,813          $    1,702
Interest-bearing deposits in other financial institutions                                    16,258               2,784
                                                                                           --------           ---------
         Cash and cash equivalents                                                           18,071               4,486

Investment securities available for sale - at market                                          9,566               6,044
Mortgage-backed securities available for sale - at market                                    28,377              29,378
Loans receivable - net                                                                      186,938             184,486
Loans held for sale - at lower of cost or market                                                171                 646
Office premises and equipment - at depreciated cost                                           2,516               2,528
Federal Home Loan Bank stock - at cost                                                        1,886               1,854
Accrued interest receivable on loans                                                          1,096               1,023
Accrued interest receivable on mortgage-backed securities                                       212                 222
Accrued interest receivable on investments                                                      125                  63
Prepaid expenses and other assets                                                               408                 382
Prepaid federal income taxes                                                                     -                   25
                                                                                          ---------         -----------

         TOTAL ASSETS                                                                      $249,366            $231,137
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $182,217            $180,697
Advances from the Federal Home Loan Bank                                                     14,041              17,653
Loan to Employee Stock Ownership Plan                                                           317                 336
Advances by borrowers for taxes and insurance                                                   621               1,063
Accrued interest and other liabilities                                                        1,146               1,232
Accrued federal income taxes                                                                    194                  -
Deferred federal income taxes                                                                    50                  43
                                                                                        -----------         -----------

         TOTAL LIABILITIES                                                                  198,586             201,024

COMMITMENTS                                                                                      -                   -

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000 shares at $.10 par value; none issued                    -                   -
  Common stock - authorized, 7,000,000 shares at $.10 par value; 4,073,252 and 1,810,380 shares issued and outstanding at March 31, 1996 and
    December 31, 1995, respectively                                                             407                 181
  Additional paid-in capital                                                                 26,782               4,848
  Retained earnings - substantially restricted                                               25,889              25,497
  Less shares acquired by Employee Stock Ownership Plan                                      (2,135)               (336)
  Less shares acquired by Management Recognition Plan                                           (15)                (20)
  Less unrealized losses on securities designated as available for sale,
    net of related tax benefits                                                                (148)                (57)
                                                                                         ----------         -----------

         TOTAL STOCKHOLDERS' EQUITY                                                          50,780              30,113
                                                                                           --------            --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $249,366            $231,137
                                                                                            =======             =======



                        Fidelity Financial of Ohio, Inc.


                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (in thousands, except share data)


                                                                                                    1996           1995

Interest income
  Loans                                                                                           $3,782         $3,559
  Mortgage-backed securities                                                                         460            400
  Investment securities                                                                               93             73
  Interest-bearing deposits and other                                                                173             74
                                                                                                  ------        -------
         Total interest income                                                                     4,508          4,106

Interest expense
  Deposits                                                                                         2,406          2,176
  Borrowings                                                                                         243            192
                                                                                                  ------         ------
         Total interest expense                                                                    2,649          2,368
                                                                                                   -----          -----

         Net interest income                                                                       1,859          1,738
Provision for losses on loans                                                                         17             14
                                                                                                 -------        -------
         Net interest income after provision for losses on loans                                   1,842          1,724

Other income
  Gain on sale of investment and mortgage-backed securities                                           12             -
  Gain on sale of loans                                                                                3             -
  Rental                                                                                              39             31
  Other operating                                                                                     60             56
                                                                                                 -------        -------
         Total other income                                                                          114             87

General, administrative and other expense
  Employee compensation and benefits                                                                 501            526
  Occupancy and equipment                                                                            180            157
  Federal deposit insurance premiums                                                                 103             98
  Franchise taxes                                                                                    113            109
  Other operating                                                                                    222            183
                                                                                                  ------         ------
         Total general, administrative and other expense                                           1,119          1,073
                                                                                                   -----          -----

         Earnings before income taxes                                                                837            738

Federal income taxes
  Current                                                                                            228            216
  Deferred                                                                                            54             36
                                                                                                 -------        -------
         Total federal income taxes                                                                  282            252
                                                                                                  ------         ------

         NET EARNINGS                                                                            $   555        $   486
                                                                                                  ======         ======

         EARNINGS PER SHARE                                                                       $  .14         $  .12
                                                                                                     ===            ===




                        Fidelity Financial of Ohio, Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)


                                                                                                    1996           1995


Cash flows from operating activities:
  Net earnings for the year                                                                    $     555        $   486
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                     72             63
    Amortization of premiums on investments and mortgage-backed securities                             3             -
    Amortization of deferred loan origination fees                                                   (65)           (47)
    Amortization expense of employee benefit plans                                                    24              5
    Gain on sale of investment and mortgage-backed securities                                        (12)            -
    Gain on sale of mortgage loans                                                                    (3)            -
    Proceeds from sale of mortgage loans                                                             208             -
    Federal Home Loan Bank stock dividends                                                           (32)           (28)
    Provision for losses on loans                                                                     17             14
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                           (73)            (2)
      Accrued interest receivable on mortgage-backed securities                                       10             (6)
      Accrued interest receivable on investments                                                     (62)           (45)
      Prepaid expenses and other assets                                                              (26)          (280)
      Accrued interest and other liabilities                                                         (86)            39
      Federal income taxes
        Current                                                                                      219            216
        Deferred                                                                                      54             36
                                                                                               ---------        -------
         Net cash provided by operating activities                                                   803            451

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities designated as available for sale                     1,004             -
  Purchase of investment securities designated as available for sale                              (4,468)          (498)
  Principal repayments on investment securities designated as available for sale                      12             -
  Purchase of Federal Home Loan Bank stock                                                            -             (38)
  Purchase of mortgage-backed securities designated as available for sale                         (2,058)          (996)
  Purchase of mortgage-backed securities designated as held to maturity                               -            (158)
  Proceeds from sale of mortgage-backed securities                                                 1,008             -
  Principal repayments on mortgage-backed securities                                               1,852          1,226
  Loan disbursements                                                                             (13,453)        (4,791)
  Purchase of loan participations                                                                     -            (580)
  Principal repayments on loans                                                                   11,319          4,170
  Purchases and additions to office premises and equipment                                           (60)           (15)
  Additions to real estate acquired through foreclosure                                               -             (11)
                                                                                                 -------        -------
         Net cash used in investing activities                                                    (4,844)        (1,691)
                                                                                                 -------          -----

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                             (4,041)        (1,240)
                                                                                                 -------          -----



                        Fidelity Financial of Ohio, Inc.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)


                                                                                                    1996           1995


         Net cash used in operating and investing activities
           (subtotal brought forward)                                                           $ (4,041)       $(1,240)

Cash provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                      1,520            (97)
  Proceeds from Federal Home Loan Bank advances                                                       -           2,000
  Repayment of Federal Home Loan Bank advances                                                    (3,612)          (276)
  Proceeds from sale of common stock                                                              20,432             -
  Proceeds from the exercise of stock options                                                                         4
  Dividends on common stock                                                                         (272)          (134)
  Advances by borrowers for taxes and insurance                                                     (442)          (355)
                                                                                                --------        -------
         Net cash provided by financing activities                                                17,626          1,142
                                                                                                  ------         ------

Net increase (decrease) in cash and cash equivalents                                              13,585            (98)

Cash and cash equivalents at beginning of year                                                     4,486          3,597
                                                                                                 -------         ------

Cash and cash equivalents at end of year                                                         $18,071        $ 3,499
                                                                                                  ======         ======


Supplemental disclosure of cash flow information:

Cash paid during the year for:

    Federal income taxes                                                                        $     -         $    -
                                                                                                 =======         =====

    Interest on deposits and borrowings                                                         $  2,646        $ 2,331
                                                                                                 =======         ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      $      (91)      $   (222)
                                                                                               =========        =======




                        Fidelity Financial of Ohio, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         On May 11, 1992, Fidelity Federal Savings and Loan Association (Fidelity) completed its reorganization into a federally-chartered, mutual holding company (the Reorganization). The Reorganization was approved by the Board of Directors, Fidelity's members and the Office of Thrift Supervision prior to its implementation.

         In accordance with the Reorganization, Fidelity organized Fidelity Federal Savings Bank (the Savings Bank), a federally-chartered stock savings bank, and transferred all but $100,000 of its assets and all of its liabilities to the Savings Bank in exchange for 1,012,500 shares (split adjusted) of common stock, $.10 par value per share, and reorganized from a federally-chartered mutual savings and loan association to a federally-chartered mutual holding company known as Fidelity Federal Mutual Holding Company (the Mutual Holding Company). Concurrent with the Reorganization, the Savings Bank issued an additional 750,000 shares (split adjusted) of its common stock to certain members of the public.

         On October 10, 1995, the Boards of Directors of the Savings Bank and the Mutual Holding Company adopted a Plan of Conversion (the Plan) and in October 1995, the Savings Bank incorporated Fidelity Financial of Ohio, Inc. (the Company) under Ohio law as a first-tier wholly owned subsidiary of the Savings Bank. Pursuant to the Plan, on March 4, 1996,
         (i) the Company completed its stock offering in connection with the Savings Bank's conversion from the mutual holding company form of organization to the stock holding company form whereby 2,278,100 shares of the Company's common stock, $.10 par value per share, were sold at $10 per share; (ii) the Mutual Holding Company converted to an interim federal stock savings institution and simultaneously merged with and into the Savings Bank, pursuant to which the Mutual Holding Company ceased to exist and the 1,012,500 shares, or 55.9%, of the outstanding Savings Bank common stock held by the Mutual Holding Company were canceled; and (iii) an interim savings bank ("Interim") formed as a wholly-owned subsidiary of the Company solely for such purpose was merged with and into the Savings Bank. As a result of the merger of Interim with and into the Savings Bank, the Savings Bank became a wholly-owned subsidiary of the Company and the outstanding public Savings Bank shares, which amounted to 797,880 shares, or 44.1%, of the outstanding Savings Bank common stock at December 31, 1995, were converted into the exchange shares pursuant to the exchange ratio, which resulted in the holders of such shares owning in the aggregate approximately the same percentage of the common stock to be outstanding upon the completion of the Conversion and Reorganization (i.e., the conversion stock and the exchange shares) as the percentage of Savings Bank common stock owned by them in the aggregate immediately prior to consummation of the conversion and reorganization, before giving effect to (a) the payment of cash in lieu of issuing fractional exchange shares, (b) any shares of conversion stock purchased by the Savings Bank's stockholders in the offerings or the ESOP thereafter, and (c) any exercise of dissenters' rights. The costs of issuing the common stock were deducted from the sale proceeds of the offering. The offering was completed on March 4, 1996 and resulted in net capital proceeds totaling $22.4 million.

         On April 29, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission, which reported its execution of an Agreement of Merger with Circle Financial Corporation ("Circle Financial") under which Circle Financial will merge with and into the Company.

         The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in

                        Fidelity Financial of Ohio, Inc.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.       Basis of Presentation (continued)

         conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

2.       Effect of Recent Accounting Pronouncements

         In May 1995, the Financial Accounting Standards Board (the "FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that the Savings Bank recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights were acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 also requires that an enterprise allocate the cost of purchasing or originating the mortgage loans between the mortgage servicing rights and the loans when mortgage loans are securitized, if it is practicable to estimate the fair value of mortgage servicing rights. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivable be assessed for impairment. Impairment would be measured based on fair value.

         SFAS No. 122 is to be applied prospectively to fiscal years beginning after December 15, 1995 (January 1, 1996 as to the Corporation), to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application would be prohibited. Management adopted SFAS No. 122 as of January 1, 1996, as required, without a material effect on the Corporation's consolidated financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if this Statement had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Corporation has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations.

3.       Earnings Per Share

         Earnings per share for the three months ended March 31, 1996 and 1995 is based on approximately 3,900,014 and 4,087,693 weighted averaged shares outstanding, respectively.

                        Fidelity Financial of Ohio, Inc.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       Pending Legislative Changes

         The  deposit  accounts  of  the  Savings  Bank  and  of  other  savings associations are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. Both SAIF and BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The reserves of the BIF met the level required by law in May 1995 in contrast to the SAIF. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments will be required for healthy commercial banks except for a $2,000 minimum fee. A continuation of this premium disparity could have a negative competitive impact on the Savings Bank and other institutions with SAIF deposits.

         Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. Currently, that recapitalization plan provides for a special assessment of approximately $.85 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. This would likely increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments would initially be set at the same level as BIF assessments and could never be reduced below the level for BIF assessments. These projected assessment levels may change if commercial banks holding SAIF deposits are provided some relief from the special assessment or are allowed to transfer SAIF deposits to the BIF.

         A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1998. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, the Savings Bank would be regulated as a bank under Federal laws which would subject it to the more restrictive activity limits imposed on national banks. If the Savings Bank becomes a bank, the Savings Bank may be required to recapture, as taxable income, approximately $1.6 million of its percentage of earnings bad debt reserve, representing the post-1987 additions to the reserve, and would be unable to utilize the percentage of earnings method to compute taxable income in the future. The Savings Bank would be permitted to amortize the recapture of its bad debt reserve into taxable income over six years. The Savings Bank has previously recognized deferred taxes on the amount of the bad debt reserve subject to recapture.

         The Savings Bank had $173.1 million in deposits at March 31, 1995. If the special assessment is finalized at $.85 per $100 in deposits, the Savings Bank will pay an additional assessment of $1.5 million. This assessment should be tax deductible, but it will reduce earnings and capital for the quarter in which it is recorded.

         No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, the Savings Bank can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot predict the impact of being regulated as a bank, or the change in tax accounting for bad debt reserves, until the legislation requiring such change is enacted.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1995 to March 31,
1996

At March 31, 1996, the Corporation's assets totaled $249.4 million, as compared to $231.1 million at December 31, 1995, an increase of $18.2 million, or approximately 7.9%. The current period's increase was primarily funded by a $20.7 million increase in stockholders' equity and a $1.5 million increase in deposits, which were partially offset by a $3.6 million decrease in Federal Home Loan Bank (FHLB) advances.

At March 31, 1996, liquid assets (cash, interest-bearing deposits in other financial institutions, investment securities and qualifying mortgage-backed securities) totaled $21.1 million, as compared to $13.0 million at December 31, 1995. The Savings Bank's regulatory liquidity at March 31, 1996, totaled 11.8%, or $12.2 million in excess of the minimum regulatory requirement.

Investment securities totaled $9.6 million at March 31, 1996, an increase of $3.5 million, or 58.3%, over the $6.0 million of investments at December 31, 1995. The increase was primarily due to a $4.5 million purchase of investment securities which was partially offset by the sale of $1.0 million of investment securities. At March 31, 1996, all of the Corporation's $9.6 million of investment securities were classified as available for sale and Fidelity had $20,000 of unrealized gains (net of related tax effects) with respect to its investment securities portfolio which increased the Corporation's stockholders' equity as of such date.

Mortgage-backed securities totaled $28.4 million at March 31, 1996, which represents a $1.0 million decrease from the balance at December 31, 1995. The decrease was primarily due to $1.9 million in principal repayments and $1.0 million in sales of mortgage-backed securities, which were partially offset by the purchase of $2.0 million of mortgage-backed securities and a $141,000 increase in the unrealized loss on mortgage-backed securities classified as available for sale. At March 31, 1996, the Savings Bank's investment in adjustable-rate and medium-term (five years or less) fixed-rate mortgage-backed securities amounted to approximately 92.3% of the total portfolio. Management's decision to acquire such a portfolio was based on efforts to improve yields on liquid assets while reducing the vulnerability of the Savings Bank's operations to changes in market interest rates. At March 31, 1996, all of the Corporation's mortgage-backed securities portfolio was classified as available for sale and Fidelity had $168,000 of unrealized losses (net of related tax benefits) with respect to such securities which was deducted from the Corporation's stockholders' equity as of such date.

Loans receivable (including loans held for sale) amounted to $187.1 million at March 31, 1996, as compared to $185.1 million at December 31, 1995. Loans receivable increased by $2.0 million, or 1.1%, during the three months ended March 31, 1996, primarily due to $13.5 million of loan originations, which were partially offset by $11.3 million of loan repayments and $208,000 of loan sales. Although historically, the Savings Bank has acted as a portfolio lender by only originating loans that management believes the Savings Bank can profitably retain in its portfolio, at March 31, 1996, the Savings Bank had $171,000 of loans classified as held for sale.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 1995 to March 31, 1996 (continued)

At March 31, 1996, the Savings Bank's allowance for loan losses totaled $808,000, a decline of $10,000 from the level maintained at December 31, 1995. At March 31, 1996, the Savings Bank's allowance represented approximately .4% of the total loan portfolio (including loans classified as held for sale) and 80.9% of total non-performing loans. At that date, the ratio of total non-performing loans to total loans (including loans classified as held for sale) amounted to
 .53%, as compared to .54% at December 31, 1995. Although management of the Savings Bank believes that its allowance for loan losses at March 31, 1996, was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $182.2 million at March 31, 1996, an increase of $1.5 million, or .8%, over the $180.7 million of deposits at December 31, 1995. Deposit accounts subject to daily repricing (passbook, money market deposit and NOW accounts) decreased by $1.3 million, while certificates of deposit increased by $2.8 million. The decrease in deposit accounts subject to daily repricing is due to a shift in the consumer preference away from money market type instruments as a result of the higher rates paid on certificates of deposit.

At March 31, 1996, FHLB advances totaled $14.0 million, which represented a $3.6 million, or 20.5%, decrease from the $17.7 million balance at December 31, 1995. The decrease resulted primarily from management's decision to repay certain short-term advances, utilizing funds received in the common stock offering.

Stockholders' equity totaled $50.8 million at March 31, 1996, an increase of $20.7 million, or 68.6%, over the December 31, 1995 total. The increase resulted primarily from the $20.4 million in net proceeds from the common stock offering and undistributed net earnings of $351,000.


Comparison of Operating Results for the Three Month Periods Ended March 31, 1996 and 1995

General

Net earnings for the three months ended March 31, 1996, totaled $555,000, an increase of $69,000, or 14.2%, over the $486,00 recorded for the three months ended March 31, 1995. The increase in earnings resulted primarily from a $121,000 increase in net interest income and a $27,000 increase in total other income, which were partially offset by a $46,000 increase in general, administrative and other expense, a $3,000 increase in the provision for losses on loans and a $30,000 increase in Federal income taxes.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1996 and 1995 (continued)

Net Interest Income

Interest income on loans for the three months ended March 31, 1996 increased by $223,000, or 6.3%, due primarily to a $10.4 million increase in the average balance of loans outstanding, and to a lesser extent, an increase in the weighted-average yield from 8.11% during the 1995 period to 8.13% during the 1996 period. Interest income on mortgage-backed securities increased by $60,000, or 15.0%, due to an increase in the weighted-average yield from 5.93% during the 1995 period to 6.41% during the 1996 period, and to a lesser extent, a $1.8 million increase in the average balance outstanding. Interest income on investment securities and other interest-earning assets increased by $119,000, or 81.0%, due primarily to a $9.0 million increase in the average balance outstanding during the three months ended March 31, 1996, which was partially offset by a decrease in the weighted-average yield from 5.92% during the 1995 period to 5.63% during the 1996 period.

Interest expense on deposits increased by $230,000, or 10.6%, during the three months ended March 31, 1996. This additional expense was the result of an increase in the weighted-average rate paid on deposits from 5.03% for the three months ended March 31, 1995 to 5.21% for the three months ended March 31, 1996, and an $11.9 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $51,000, or 26.6%, due primarily to a $3.4 million increase in the average balance of borrowings outstanding during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $121,000, or 7.0%, during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The interest rate spread decreased from 2.61% during the three months ended March 31, 1995, to 2.43% for the three months ended March 31, 1996.

Provision for Losses on Loans

Provisions for losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Savings Bank's market area, and other factors related to the collectability of the Savings Bank's loan portfolio.

The provision for loan losses totaled $17,000 and $14,000 for the three months ended March 31, 1996 and 1995, respectively. The provision for loan losses for the three months ended March 31, 1996 and 1995 represented additions to the Savings Bank's general reserve.

Other Income

Total other income increased by $27,000, or 31.0%, for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The increase was primarily attributable to a $12,000 gain on sale of investment securities, a $3,000 gain on sale of loans and an $8,000, or 25.8%, increase in rental income.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1996 and 1995 (continued)

General, Administrative and Other Expense

General, administrative and other expense for the quarter ended March 31, 1996 increased by $46,000, or 4.3%, as compared to the same period in 1995. The increase was primarily the result of a $23,000, or 14.6%, increase in occupancy and equipment expense and a $39,000, or 21.3%, increase in other operating expenses, which were partially offset by a $25,000, or 4.8%, decrease in employee compensation and benefits.

The increase in occupancy and equipment resulted primarily from increases in office building maintenance and depreciation charges as a result of building improvements. The increase in other operating expense was attributable to increases in printing and office supplies incurred in connection with the formation of the new holding company, coupled with pro-rata increases in other operating expenses. The decline in employee compensation and benefits resulted primarily from an increase in deferred loan origination costs due to the greater lending volume in the current quarter.

Federal Income Taxes

The provision for federal income taxes for the quarter ended March 31, 1996 increased by $30,000, or 11.9%, as compared to the same period in 1995, due primarily to an increase in earnings before income taxes of $99,000, or 13.4%. The Corporation's effective tax rates amounted to 33.7% and 34.1% during the three months ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

The Savings Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government and government agency obligations and other similar investments having maturities of five years or less. Such investments are intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 5% of certain liabilities as defined by the OTS and is changed from time to time to reflect economic conditions.

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents, (not committed, pledged or required to liquidate specific liabilities) investment and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 11.8% at March 31, 1996, as compared to 7.2% at December 31, 1995. At March 31, 1996, the Savings Bank's "liquid" assets totaled approximately $21.1 million, which was $12.5 million in excess of the current OTS minimum requirements. The increase in the Savings Bank's liquidity was primarily due to proceeds from the aforementioned stock offering.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1996 and 1995 (continued)

Liquidity and Capital Resources (continued)

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of Cincinnati). At March 31, 1996, the Savings Bank had $14.0 million of outstanding advances from the FHLB of Cincinnati. Furthermore, the Savings Bank has access to the Federal Reserve Bank discount window.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a long-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At March 31, 1996, the total approved loan commitments outstanding amounted to $4.2 million. At the same date, commitments under unused lines of credit amounted to $2.1 million and the unadvanced portion of construction loans approximated $1.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1996 totaled $92.7 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

Regulatory Capital Requirements

As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated thereunder by the OTS, the Savings Bank is required to maintain minimum levels of capital under three separate standards. The Savings Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50% and 3.00% of adjusted total assets, and 8.00% of risk-weighted assets, respectively. At March 31, 1996, the Savings Bank exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 16.7%, 16.7% and 32.5%, respectively.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1996 and 1995 (continued)

Regulatory Capital Requirements (continued)

The following table sets forth the Savings Bank's compliance with applicable regulatory capital requirements at March 31, 1996:

                                                               Tangible             Core            Risk-based
                                                                capital          capital               capital
                                                                         (Dollars in thousands)


Actual regulatory capital                                       $40,024          $40,024               $40,824
Amount currently required                                         3,606            7,212                10,057
                                                                -------          -------                ------
Regulatory capital in excess of requirement                     $36,418          $32,812               $30,767
                                                                 ======           ======                ======

Actual regulatory capital as a percentage                        16.7%             16.7%                 32.5%
Percentage currently required                                     1.5               3.0                   8.0
                                                                -----             -----                 -----
Regulatory capital in excess of requirement                      15.2%             13.7%                 24.5%
                                                                 ====              ====                  ====


The OTS adopted an amendment to the regulatory risk-based capital requirement to include an interest rate risk component. The amount of the interest rate risk component included in the risk-based capital requirement is based on an individual institution's interest rate risk position. By virtue of the fact that the Savings Bank has less than $300 million in assets, the Savings Bank will not be required to add an interest rate risk component to its risk-based capital requirement. Reporting under the revised risk-based capital requirement will become effective upon attaining $300 million in asset size. Additionally, the OTS has proposed an amendment to the core capital requirement that would
increase  the  minimum   requirement   to  4%  of  adjusted   total  assets  for
substantially all savings associations. Management anticipates no material change to the Savings Bank's excess regulatory capital position if the proposal is adopted in its present form.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Corporation's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

                        Fidelity Financial of Ohio, Inc.


                                     PART II


ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  None

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.  Other Materially Important Events

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)      None
                  (b) On February 29, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the proposed completion of its stock offering for March 4, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 14, 1996                  By: /s/John R. Reusing
                                        ----------------------------------------
                                           John R. Reusing
                                           President and Chief Executive Officer




Date: May 14, 1996                  By: /s/Paul D. Staubach
                                        ----------------------------------------
                                           Paul D. Staubach
                                           Senior Vice President and
                                             Chief Financial Officer