Form 10-Q
period 1996-06-30
FIDELITY FINANCIAL OF OHIO INC
filed 1996-08-14
CIK 1003468

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-27868

                        FIDELITY FINANCIAL OF OHIO, INC.
             (Exact name of registrant as specified in its charter)

Ohio                                                        31-1455721
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

4555 Montgomery Road
Cincinnati, Ohio                                                 45212
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

Yes X                                                              No

As of August 7, 1996, the latest practicable date, 4,073,589 shares of the registrant's common stock, $.10 par value, were issued and outstanding.





                               Page 1 of 19 pages

                        Fidelity Financial of Ohio, Inc.


                                      INDEX

                                                                         Page

PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition           3

                  Consolidated Statements of Earnings                      4

                  Consolidated Statements of Cash Flows                    5

                  Notes to Consolidated Financial Statements               7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              11


PART II -         OTHER INFORMATION                                       18

SIGNATURES                                                                19

                        Fidelity Financial of Ohio, Inc.


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                           June 30,        December 31,
         ASSETS                                                                                1996                1995
Cash and due from banks                                                                  $    1,806          $    1,702
Interest-bearing deposits in other financial institutions                                     8,249               2,784
         Cash and cash equivalents                                                           10,055               4,486

Investment securities available for sale - at market                                         14,943               6,044
Mortgage-backed securities available for sale - at market                                    27,833              29,378
Loans receivable - net                                                                      191,388             184,486
Loans held for sale - at lower of cost or market                                                211                 646
Office premises and equipment - at depreciated cost                                           2,581               2,528
Federal Home Loan Bank stock - at cost                                                        1,947               1,854
Accrued interest receivable on loans                                                          1,117               1,023
Accrued interest receivable on mortgage-backed securities                                       204                 222
Accrued interest receivable on investments                                                      191                  63
Prepaid expenses and other assets                                                               649                 382
Prepaid federal income taxes                                                                     66                  25
Deferred federal income taxes                                                                     3                  -

         TOTAL ASSETS                                                                      $251,188            $231,137

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $184,479            $180,697
Advances from the Federal Home Loan Bank                                                     13,762              17,653
Loan to Employee Stock Ownership Plan                                                           298                 336
Advances by borrowers for taxes and insurance                                                   349               1,063
Accrued interest and other liabilities                                                        1,213               1,232
Deferred federal income taxes                                                                    -                   43

         TOTAL LIABILITIES                                                                  200,101             201,024

COMMITMENTS                                                                                      -                   -

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000 shares at $.10 par value; none issued                    -                   -
  Common stock - authorized, 7,000,000 shares at $.10 par value; 4,073,589 and 1,810,380 shares issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively                                                             407                 181
  Additional paid-in capital                                                                 26,785               4,848
  Retained earnings - substantially restricted                                               26,340              25,497
  Less shares acquired by Employee Stock Ownership Plan                                      (2,113)               (336)
  Less shares acquired by Management Recognition Plan                                           (11)                (20)
  Less unrealized losses on securities designated as available for sale,
    net of related tax benefits                                                                (321)                (57)

         TOTAL STOCKHOLDERS' EQUITY                                                          51,087              30,113

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $251,188            $231,137

                        Fidelity Financial of Ohio, Inc.


                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)



                                                                          Six months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         1996         1995            1996         1995
Interest income
  Loans                                                                $7,576       $7,195          $3,794       $3,636
  Mortgage-backed securities                                              909          825             449          425
  Investment securities                                                   310          145             217           72
  Interest-bearing deposits and other                                     365          140             192           66
         Total interest income                                          9,160        8,305           4,652        4,199

Interest expense
  Deposits                                                              4,786        4,481           2,380        2,305
  Borrowings                                                              466          409             223          217
         Total interest expense                                         5,252        4,890           2,603        2,522

         Net interest income                                            3,908        3,415           2,049        1,677
Provision for losses on loans                                              32           24              15           10
         Net interest income after provision for losses on loans        3,876        3,391           2,034        1,667

Other income
  Gain on sale of investment and mortgage-backed securities                12           -               -            -
  Gain on sale of loans                                                     3           -               -            -
  Loss on sale of real estate acquired through foreclosure                 -            (5)             -            (5)
  Rental                                                                   77           65              38           34
  Other operating                                                         124          111              64           55
         Total other income                                               216          171             102           84

General, administrative and other expense
  Employee compensation and benefits                                    1,064        1,055             563          529
  Occupancy and equipment                                                 356          301             176          144
  Federal deposit insurance premiums                                      207          195             104           97
  Franchise taxes                                                         226          217             113          108
  Other operating                                                         450          383             228          200
         Total general, administrative and other expense                2,303        2,151           1,184        1,078

         Earnings before income taxes                                   1,789        1,411             952          673

Federal income taxes
  Current                                                                 514          391             286          175
  Deferred                                                                 91           78              37           42
         Total federal income taxes                                       605          469             323          217

         NET EARNINGS                                                  $1,184      $   942         $   629      $   456

         EARNINGS PER SHARE                                             $0.30        $0.23           $0.16        $0.11

                        Fidelity Financial of Ohio, Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)



                                                                                                    1996           1995
Cash flows from operating activities:
  Net earnings for the period                                                                   $  1,184      $     942
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                    149            126
    Amortization of premiums on investments and mortgage-backed securities                            29              7
    Amortization of deferred loan origination fees                                                  (113)          (100)
    Amortization expense of employee benefit plans                                                    23             11
    Gain on sale of investment and mortgage-backed securities                                        (12)            -
    Gain on sale of mortgage loans                                                                    (3)            -
    Loans disbursed for sale in the secondary market                                                 (40)          (607)
    Proceeds from sale of mortgage loans                                                             212             -
    Federal Home Loan Bank stock dividends                                                           (65)           (57)
    Provision for losses on loans                                                                     32             24
    Loss on sale of real estate acquired through foreclosure                                          -               5
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                           (94)           (37)
      Accrued interest receivable on mortgage-backed securities                                       18            (22)
      Accrued interest receivable on investments                                                    (128)           (16)
      Prepaid expenses and other assets                                                             (267)          (366)
      Accrued interest and other liabilities                                                         (19)            (5)
      Federal income taxes
        Current                                                                                      (16)            24
        Deferred                                                                                      91             78
         Net cash provided by operating activities                                                   981              7

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities designated as available for sale                     1,004             -
  Proceeds from sale of mortgage-backed securities designated as available for sale                1,006             -
  Purchase of investment securities designated as available for sale                             (10,022)          (408)
  Purchase of Federal Home Loan Bank stock                                                           (28)           (38)
  Purchase of mortgage-backed securities designated as available for sale                         (3,173)        (1,202)
  Purchase of mortgage-backed securities designated as held to maturity                               -            (158)
  Principal repayments on investment securities designated as available for sale                      36             -
  Principal repayments on mortgage-backed securities designated as available for sale              3,377            918
  Principal repayments on mortgage-backed securities designated as held to maturity                   -             890
  Loan disbursements                                                                             (25,799)       (13,984)
  Purchase of loan participations                                                                     -            (580)
  Principal repayments on loans                                                                   19,244         10,469
  Purchases and additions to office premises and equipment                                          (202)           (48)
  Proceeds from sale of real estate acquired through foreclosure                                      -              91
  Additions to real estate acquired through foreclosure                                               -             (11)
         Net cash used in investing activities                                                   (14,557)        (4,151)

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                            (13,576)        (4,144)

                        Fidelity Financial of Ohio, Inc.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)



                                                                                                    1996           1995

         Net cash used in operating and investing activities
           (subtotal brought forward)                                                           $(13,576)       $(4,144)

Cash provided by (used in) financing activities:
  Net increase in deposit accounts                                                                 3,782          3,034
  Proceeds from Federal Home Loan Bank advances                                                       -           6,000
  Repayment of Federal Home Loan Bank advances                                                    (3,891)        (2,875)
  Proceeds from sale of common stock                                                              20,434             -
  Proceeds from the exercise of stock options                                                          1              4
  Dividends on common stock                                                                         (467)          (267)
  Advances by borrowers for taxes and insurance                                                     (714)          (589)
         Net cash provided by financing activities                                                19,145          5,307

Net increase in cash and cash equivalents                                                          5,569          1,163

Cash and cash equivalents at beginning of period                                                   4,486          3,597

Cash and cash equivalents at end of period                                                      $ 10,055        $ 4,760


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                      $      530       $    367

    Interest on deposits and borrowings                                                        $   5,225        $ 4,846

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      $     (264)      $    331

  Exchange of office premises and equipment for similar assets                               $        61        $    -

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

         On October 10, 1995, the Boards of Directors of the Savings Bank and the Mutual Holding Company adopted a Plan of Conversion (the Plan) and in October 1995, the Savings Bank incorporated Fidelity Financial of Ohio, Inc. (the Corporation) under Ohio law as a first-tier wholly owned subsidiary of the Savings Bank. Pursuant to the Plan, on March 4, 1996, (i) the Corporation completed its stock offering in connection with the Savings Bank's conversion from the mutual holding company form of organization to the stock holding company form whereby 2,278,100 shares of the Corporation's common stock, $.10 par value per share, were sold at $10 per share; (ii) the Mutual Holding Company converted to an interim federal stock savings institution and simultaneously merged with and into the Savings Bank, pursuant to which the Mutual Holding Company ceased to exist and the 1,012,500 shares, or 55.9%, of the outstanding Savings Bank common stock held by the Mutual Holding Company were canceled; and (iii) an interim savings bank (Interim) formed as a wholly-owned subsidiary of the Corporation solely for such purpose was merged with and into the Savings Bank (the Conversion and Reorganization). As a result of the merger of Interim with and into the Savings Bank, the Savings Bank became a wholly-owned subsidiary of the Corporation and the outstanding public Savings Bank shares, which amounted to 797,880 shares, or 44.1%, of the outstanding Savings Bank common stock at December 31, 1995, were converted into the exchange shares pursuant to an exchange ratio, which resulted in the holders of such shares owning in the aggregate approximately the same percentage of the common stock to be outstanding upon the completion of the Conversion and Reorganization (i.e., the conversion stock and the exchange shares) as the percentage of Savings Bank common stock owned by them in the aggregate immediately prior to consummation of the Conversion and Reorganization, before giving effect to (a) the payment of cash in lieu of issuing fractional exchange shares, (b) any shares of conversion stock purchased by the Savings Bank's stockholders in the offerings or the ESOP thereafter, and (c) any exercise of dissenters' rights. The costs of issuing the common stock were deducted from the sale proceeds of the offering. The offering was completed on March 4, 1996 and resulted in net capital proceeds totaling $22.4 million.

                        Fidelity Financial of Ohio, Inc.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.       Basis of Presentation (continued)

         On May 1, 1996, the Corporation filed a Form 8-K with the Securities and Exchange Commission, which reported its execution of an Agreement of Merger with Circle Financial Corporation ("Circle Financial"), dated as of April 29, 1996, pursuant to which Circle Financial will merge with and into the Corporation.

         The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Fidelity Financial of Ohio, Inc. (the "Corporation") and Fidelity Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

3.       Effect of Recent Accounting Pronouncements

         In May 1995, the Financial Accounting Standards Board (the "FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that the Corporation recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights were acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 also requires that an enterprise allocate the cost of purchasing or originating the mortgage loans between the mortgage servicing rights and the loans when mortgage loans are securitized, if it is practicable to estimate the fair value of mortgage servicing rights. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivable be assessed for impairment. Impairment would be measured based on fair value.

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

                        Fidelity Financial of Ohio, Inc.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       Effect of Recent Accounting Pronouncements (continued)

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Corporation implemented SFAS No. 123 on January 1, 1996, as required, without effect on its financial condition or results of operations.

4.       Earnings Per Share

         Earnings per share for the six and three months ended June 30, 1996 is based on approximately 3,903,000 and 3,906,000 weighted averaged shares outstanding, respectively.

         Earnings per share for the six and three months ended June 30, 1995 is based on approximately 4,078,000 weighted average shares outstanding, respectively.

5.       Pending Legislative Changes

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

                        Fidelity Financial of Ohio, Inc.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       Pending Legislative Changes (continued)

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

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1995 to June 30,
1996

At June 30, 1996, the Corporation's assets totaled $251.2 million, as compared to $231.1 million at December 31, 1995, an increase of $20.1 million, or approximately 8.7%. The current period's increase was primarily funded by a $21.0 million increase in stockholders' equity, due to the net proceeds raised in the Conversion and Reorganization, and a $3.8 million increase in deposits, which were partially offset by a $3.9 million decrease in Federal Home Loan Bank
(FHLB) advances.

At June 30, 1996, the Corporation's liquid assets (cash, interest-bearing deposits in other financial institutions, investment securities and qualifying mortgage-backed securities) totaled $25.3 million, as compared to $13.0 million at December 31, 1995. The increase in liquid assets resulted primarily from the net proceeds raised in the Corporation's common stock offering which was completed on March 4, 1996. The Savings Bank's regulatory liquidity at June 30, 1996, totaled 9.7%, or $8.9 million in excess of the minimum regulatory requirement.

Investment securities totaled $14.9 million at June 30, 1996, an increase of $8.9 million, or 147.2%, over the $6.0 million of investments at December 31, 1995. The increase was primarily due to the purchase of $10.0 million of investment securities, which consisted of $4.0 million of two year term U.S. Treasury notes and $6.0 million of U.S. Government agency obligations with maturities ranging from two to five years. The increase was partially offset by the sale of $1.0 million of investment securities. At June 30, 1996, all of the Corporation's investment securities were classified as available for sale and Fidelity had $37,000 of unrealized losses (net of related tax effects) with respect to its investment securities portfolio which was deducted from the Corporation's stockholders' equity as of such date.

Mortgage-backed securities totaled $27.8 million at June 30, 1996, which represents a $1.5 million decrease from the balance at December 31, 1995. The decrease was primarily due to $3.4 million in principal repayments and $1.0 million in sales of mortgage-backed securities, which were partially offset by purchases of $3.2 million and a $314,000 increase in unrealized losses on mortgage-backed securities classified as available for sale. At June 30, 1996, the Corporation's investment in adjustable-rate and medium-term (five years or less) fixed-rate mortgage-backed securities amounted to approximately 95.5% of the total portfolio. Management's decision to acquire such a portfolio was based on efforts to improve yields on liquid assets while reducing the vulnerability of the Corporation's operations to changes in market interest rates. At June 30, 1996, all of the Corporation's mortgage-backed securities portfolio was classified as available for sale and Fidelity had $284,000 of unrealized losses (net of related tax benefits) with respect to such securities which was deducted from the Corporation's stockholders' equity as of such date.

Loans receivable (including loans held for sale) amounted to $191.6 million at June 30, 1996, as compared to $185.1 million at December 31, 1995. Loans receivable increased by $6.5 million, or 3.5%, during the six months ended June 30, 1996, primarily due to $25.8 million of loan originations, which were partially offset by $19.2 million of loan repayments and $209,000 of loan sales. Although historically the Corporation has acted as a portfolio lender by only originating loans that management believes the Corporation can profitably retain in its portfolio, at June 30, 1996, the Corporation had $211,000 of loans classified as held for sale.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 1995 to June 30, 1996 (continued)

At June 30, 1996, the Corporation's allowance for loan losses totaled $831,000, an increase of $13,000 from the level maintained at December 31, 1995. At June 30, 1996, the Corporation's allowance represented approximately .43% of the total loan portfolio (including loans classified as held for sale) and 60.5% of total non-performing loans. At that date, the ratio of total non-performing loans to total loans (including loans classified as held for sale) amounted to
 .71%, as compared to .54% at December 31, 1995. Although management of the Corporation believes that its allowance for loan losses at June 30, 1996, was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $184.5 million at June 30, 1996, an increase of $3.8 million, or 2.1%, over the $180.7 million of deposits at December 31, 1995. The overall deposit growth was limited due to $3.3 million of existing accounts being utilized to purchase the Corporation's common stock in the Conversion and Reorganization. Deposit accounts subject to daily repricing (passbook, money market deposit and NOW accounts) decreased by $1.8 million, while certificates of deposit increased by $5.6 million.

At June 30, 1996, FHLB advances totaled $13.8 million, which represented a $3.9 million, or 22.0%, decrease from the $17.7 million balance at December 31, 1995. The decrease resulted primarily from management's decision to repay certain short-term advances, utilizing funds received in the common stock offering.

Stockholders' equity totaled $51.1 million at June 30, 1996, an increase of $21.0 million, or 69.7%, over the December 31, 1995 total. The increase resulted primarily from the $20.4 million in net proceeds from the common stock offering (after consideration of shares acquired by the ESOP) and undistributed net earnings of $717,000.


Comparison of Operating Results for the Six and Three Month Periods Ended June 30, 1996 and 1995

General

Net earnings for the six months ended June 30, 1996, totaled $1.2 million, or $.30 per share, as compared to $942,000, or $.23 per share, for the six months ended June 30, 1995, an increase of $242,000, or 25.7%. The increase in earnings resulted primarily from a $493,000 increase in net interest income and a $45,000 increase in other income, which were partially offset by an $8,000 increase in the provision for losses on loans, a $152,000 increase in general, administrative and other expense and an increase in the provision for federal income taxes of $136,000.

Net earnings for the quarter ended June 30, 1996 amounted to $629,000, or $.16 per share, as compared to $456,000, or $.11 per share, for the quarter ended June 30, 1995, an increase of $173,000, or 37.9%. The increase in earnings resulted primarily from a $372,000 increase in net interest income and an $18,000 increase in other income, which were partially offset by a $5,000 increase in the provision for losses on loans, a $106,000 increase in general, administrative and other expense and an increase in the provision for federal income taxes of $106,000.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six and Three Month Periods Ended June 30, 1996 and 1995 (continued)

Net Interest Income

Interest income on loans for the six months ended June 30, 1996 increased by $381,000, or 5.3%, due primarily to a $10.4 million increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted-average yield earned on the loan portfolio, from 8.12% during the 1995 period, to 8.07% during the 1996 period. Interest income on mortgage-backed securities increased by $84,000, or 10.2%, due to an increase in the weighted-average yield from 6.10% during the six months ended June 30, 1995, to 6.32% during the six months ended June 30, 1996, coupled with a $1.7 million increase in the average balance outstanding. Interest income on investment securities and other interest-earning assets increased by $390,000, or 136.8%, due primarily to a $13.0 million increase in the average balance outstanding during the six months ended June 30, 1996, and to a lesser extent an increase in the weighted-average yield, from 5.90% during the 1995 period, to 5.96% during the 1996 period.

Interest expense on deposits increased by $305,000, or 6.8%, during the six months ended June 30, 1996, due to a $10.0 million increase in the average balance of deposits outstanding and an increase in the weighted-average rate paid on deposits, from 5.16% for the six months ended June 30, 1995, to 5.21% for the six months ended June 30, 1996. Interest expense on borrowings increased by $57,000, or 13.9%, during the six months ended June 30, 1996, due to a $2.1 million increase in the average balance of borrowings outstanding, which was partially offset by a decrease in the weighted-average rate paid, from 6.37% for the six months ended June 30, 1995, to 6.22% for the six months ended June 30, 1996.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $493,000, or 14.4%, during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The net interest margin increased from 3.19% to 3.27% during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995.

Interest income on loans for the three months ended June 30, 1996 increased by $158,000, or 4.3%, due primarily to a $10.4 million increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted-average yield earned on the loan portfolio, from 8.12% during the 1995 quarter, to 8.01% during the 1996 quarter. Interest income on mortgage-backed securities increased by $24,000, or 5.6%, due to a $1.6 million increase in the average balance outstanding, which was partially offset by a decrease in the weighted-average yield, from 6.25% for the June 30, 1995 quarter, to 6.23% for the June 30, 1996 quarter. Interest income on investment securities and other interest-earning assets increased by $271,000, or 196.4%, due primarily to a $17.0 million increase in the average balance outstanding during the three months ended June 30, 1996, and to a lesser extent, an increase in the weighted-average yield from 5.87% during the 1995 quarter to 6.19% during the 1996 quarter.

Interest expense on deposits increased by $75,000, or 3.3%, during the three months ended June 30, 1996, due to an $8.0 million increased in the average balance of deposits outstanding, which was partially offset by a decrease in the weighted-average rate paid on deposits, from 5.29% for the quarter June 30, 1995, to 5.22% for the quarter June 30, 1996. Interest expense on borrowings increased by $6,000, or 2.8%, during the three months ended June 30, 1996, due to an $843,000 increase in the average balance of borrowings outstanding, which was partially offset by a decrease in the weighted-average rate paid, from 6.44% for the quarter June 30, 1995, to 6.23% for the quarter June 30, 1996.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six and Three Month Periods Ended June 30, 1996 and 1995 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $372,000, or 22.2%, during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The net interest margin increased from 3.11% to 3.35% during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Corporation's market area, and other factors related to the collectibility of the Corporation's loan portfolio.

The provision for loan losses totaled $32,000 and $24,000 for the six months ended June 30, 1996 and 1995, respectively. During the six months ended June 30, 1996 and 1995, $19,000 and $36,000, respectively, of single-family residential loans were charged-off against the Corporation's allowance. The provision for loan losses for each of the six month periods ended June 30, 1996 and 1995 represented additions to the Corporation's general allowance.

The provision for loan losses totaled $15,000 and $10,000 for the three months ended June 30, 1996 and 1995, respectively. The provision for loan losses for the each of three month periods ended June 30, 1996 and 1995 represented additions to the Corporation's general allowance.

Other Income

Total other income increased by $45,000, or 26.3%, for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The increase was primarily attributable to a $12,000 gain on sale of investment and mortgage-backed securities, a $12,000 increase in rental income and a $13,000, or 11.7% increase in other operating income. The increase in other operating income was due primarily to additional fee income on checking accounts.

Total other income increased by $18,000, or 21.4%, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase was primarily attributable to a $5,000 decrease in loss on sale of real estate acquired through foreclosure, a $4,000 increase in rental income and a $9,000, or 16.4%, increase in other operating income, primarily attributable to additional fee income on checking accounts.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six and Three Month Periods Ended June 30, 1996 and 1995 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the six months ended June 30, 1996, an increase of $152,000, or 7.1%, over the comparable period in 1995. The increase resulted primarily from a $55,000, or 18.3%, increase in occupancy and equipment, generally reflecting increases in depreciation and repair costs in connection with improvements to several branch office locations, and a $67,000, or 17.5%, increase in other operating expenses. The increase in other operating expense resulted primarily from increased costs of public reporting, as well as increases in advertising and charitable contributions expense.

General, administrative and other expense totaled $1.2 million for the three months ended June 30, 1996, an increase of $106,000, or 9.8%, over the 1995 quarter. The increase resulted primarily from a $34,000, or 6.4%, increase in employee compensation and benefits, reflecting the costs related to the Corporation's Employee Stock Ownership Plan, a $32,000, or 22.2%, increase in occupancy and equipment and a $28,000, or 14.0%, increase in other operating expenses, as discussed above.

Federal Income Taxes

The provision for federal income taxes totaled $605,000 for the six months ended June 30, 1996, a $136,000, or 29.0%, increase over the comparable period in 1995. The increase resulted primarily from a $378,000, or 26.8%, increase in earnings before taxes year-to-year. The Corporation's effective tax rates amounted to 33.8% and 33.2% for the six month periods ended June 30, 1996 and 1995, respectively.

The provision for federal income taxes totaled $323,000 for the three months ended June 30, 1996, an increase of $106,000, or 48.8%, over the 1995 quarter. The increase resulted primarily from a $279,000, or 41.5%, increase in earnings before taxes. The Corporation's effective tax rates amounted to 33.9% and 32.2% for the three month periods ended June 30, 1996 and 1995, respectively.

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

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents, (not committed, pledged or required to liquidate specific liabilities) investment and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, totaled 9.7% at June 30, 1996, as compared to 7.2% at December 31, 1995. At June 30, 1996, the Savings Bank's "liquid" assets totaled approximately $18.4 million, which exceeded the current OTS minimum requirement by approximately $8.9 million. The increase in the Savings Bank's liquidity was primarily due to proceeds from the aforementioned stock offering.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six and Three Month Periods Ended June 30, 1996 and 1995 (continued)

Liquidity and Capital Resources (continued)

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of Cincinnati). At March 31, 1996, the Savings Bank had $13.8 million of outstanding advances from the FHLB of Cincinnati. Furthermore, the Savings Bank has access to the Federal Reserve Bank discount window.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a long-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At June 30, 1996, the total approved loan commitments outstanding amounted to $5.9 million. At the same date, commitments under unused lines of credit amounted to $2.3 million, the unadvanced portion of construction loans approximated $1.7 million and commitments to purchase investment securities approximated $500,000. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $99.8 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

Regulatory Capital Requirements

As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated thereunder by the OTS, the Savings Bank is required to maintain minimum levels of capital under three separate standards. The Savings Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50% and 3.00% of adjusted total assets, and 8.00% of risk-weighted assets, respectively. At June 30, 1996, the Savings Bank exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 16.7%, 16.7% and 32.6%, respectively.

                        Fidelity Financial of Ohio, Inc.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six and Three Month Periods Ended June 30, 1996 and 1995 (continued)

Regulatory Capital Requirements (continued)

The following table sets forth the Savings Bank's compliance with applicable regulatory capital requirements at June 30, 1996:


                                                               Tangible             Core            Risk-based
                                                                capital          capital               capital
                                                                       (Dollars in thousands)
Actual regulatory capital                                       $40,591          $40,591               $41,406
Amount currently required                                         3,638            7,276                10,151
Regulatory capital in excess of requirement                     $36,953          $33,315               $31,255

Actual regulatory capital as a percentage                        16.7%             16.7%                 32.6%
Percentage currently required                                     1.5               3.0                   8.0
Regulatory capital in excess of requirement                      15.2%             13.7%                 24.6%

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

                  None

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Stockholders of Fidelity Financial of Ohio, Inc. was held on May 15, 1996. At the Annual Meeting, shareholders elected three directors to terms expiring in 1998 and ratified the appointment of the independent auditors for the 1996 fiscal year. There was no solicitation in opposition to management's nominees for election as directors and all of such nominees were elected.

                  Annual Meeting Results                                       For       Against     Abstain     Withheld
                  (A) Election of Directors
                      Michael W. Jordan (term expiring 1998)             3,118,772            -           -        62,574
                      Constantine N. Papadakis (term expiring 1998)      3,159,954            -           -        21,412
                      Paul D. Staubach (term expiring 1998)              3,171,590            -           -         9,776
                  (B) Ratify Grant Thornton LLP as
                      Independent Auditors                               3,161,141        17,425       2,800           -



ITEM 5.  Other Materially Important Events

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)      None
                  (b) On May 1, 1996, the Corporation filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 its execution of an Agreement of Merger with Circle Financial, dated as of April 29, 1996, pursuant to which Circle Financial will merge with and into the Corporation. On June 24, 1996, the Corporation amended its Form 8-K to report the execution of an amended and restated Agreement of Merger with Circle Financial, dated as of June 13, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 9, 1996             By: /s/John R. Reusing
      ___________________               John R. Reusing
                                        President and Chief Executive Officer




Date: August 9, 1996             By: /s/Paul D. Staubach
      ___________________               Paul D. Staubach
                                        Senior Vice President and
                                          Chief Financial Officer