Form 10-Q
period 1996-09-30
FIDELITY FINANCIAL OF OHIO INC
filed 1996-11-13
CIK 1003468

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               -------------------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 0-27868

                        FIDELITY FINANCIAL OF OHIO, INC.
             (Exact name of registrant as specified in its charter)

Ohio                                                        31-1455721
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

4555 Montgomery Road
Cincinnati, Ohio                                                 45212
------------------------------------                            --------
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

Yes   X                              No

As of November 8, 1996, the latest practicable date, 4,076,964 shares of the registrant's common stock, $.10 par value, were issued and outstanding.






                               Page 1 of 20 pages

                        Fidelity Financial of Ohio, Inc.


                                      INDEX

                                                                        Page

PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition           3

                  Consolidated Statements of Operations                    4

                  Consolidated Statements of Cash Flows                    5

                  Notes to Consolidated Financial Statements               7



                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              11


PART II -         OTHER INFORMATION                                       19

SIGNATURES                                                                20

                        FIDELITY FINANCIAL OF OHIO, INC.


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      SEPTEMBER 30,        DECEMBER 31,
         ASSETS                                                                                1996                1995
Cash and due from banks                                                                  $    2,694          $    1,702
Interest-bearing deposits in other financial institutions                                    10,862               2,784
                                                                                           --------           ---------
         Cash and cash equivalents                                                           13,556               4,486

Investment securities available for sale - at market                                         14,403               6,044
Mortgage-backed securities available for sale - at market                                    26,738              29,378
Loans receivable - net                                                                      193,429             184,486
Loans held for sale - at lower of cost or market                                                367                 646
Office premises and equipment - at depreciated cost                                           2,617               2,528
Federal Home Loan Bank stock - at cost                                                        1,982               1,854
Accrued interest receivable on loans                                                          1,122               1,023
Accrued interest receivable on mortgage-backed securities                                       195                 222
Accrued interest receivable on investments                                                      241                  63
Prepaid expenses and other assets                                                               762                 382
Prepaid federal income taxes                                                                    435                  25
Deferred federal income taxes                                                                    23                  -
                                                                                        -----------           ---------

         TOTAL ASSETS                                                                      $255,870            $231,137
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $188,280            $180,697
Advances from the Federal Home Loan Bank                                                     13,477              17,653
Loan to Employee Stock Ownership Plan                                                           158                 336
Advances by borrowers for taxes and insurance                                                   666               1,063
Accrued interest and other liabilities                                                        2,503               1,232
Deferred federal income taxes                                                                    -                   43
                                                                                          ---------         -----------

         TOTAL LIABILITIES                                                                  205,084             201,024

Stockholders' equity
  Preferred stock - authorized, 500,000 shares at $.10 par value; none issued                    -                   -
  Common stock - authorized, 7,000,000 shares at $.10 par value; 4,076,964 and 1,810,380 shares issued and outstanding at September 30, 1996 and
    December 31, 1995, respectively                                                             408                 181
  Additional paid-in capital                                                                 26,808               4,848
  Retained earnings - substantially restricted                                               26,008              25,497
  Less shares acquired by Employee Stock Ownership Plan                                      (2,097)               (336)
  Less shares acquired by Management Recognition Plan                                            (7)                (20)
  Less unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                 (334)                (57)
                                                                                         ----------         -----------

         TOTAL STOCKHOLDERS' EQUITY                                                          50,786              30,113
                                                                                           --------            --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $255,870            $231,137
                                                                                            =======             =======


                        FIDELITY FINANCIAL OF OHIO, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)



                                                                         NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                         1996         1995            1996         1995

Interest income
  Loans                                                               $11,435      $10,957          $3,859       $3,762
  Mortgage-backed securities                                            1,340        1,255             431          430
  Investment securities                                                   555          222             245           77
  Interest-bearing deposits and other                                     522          217             157           77
                                                                     --------     --------          ------      -------
         Total interest income                                         13,852       12,651           4,692        4,346

Interest expense
  Deposits                                                              7,190        6,875           2,404        2,394
  Borrowings                                                              680          657             214          248
                                                                     --------     --------          ------       ------
         Total interest expense                                         7,870        7,532           2,618        2,642
                                                                      -------      -------           -----        -----

         Net interest income                                            5,982        5,119           2,074        1,704
Provision for losses on loans                                              48           36              16           12
                                                                    ---------    ---------         -------      -------
         Net interest income after provision for losses on loans        5,934        5,083           2,058        1,692

Other income
  Gain (loss) on sale of investment and mortgage-backed securities          2          (21)            (10)         (21)
  Gain on sale of loans                                                     3            3              -             3
  Loss on sale of real estate acquired through foreclosure                 -            (5)             -            -
  Rental                                                                  124          101              47           36
  Other operating                                                         191          172              67           61
                                                                     --------     --------         -------      -------
         Total other income                                               320          250             104           79

General, administrative and other expense
  Employee compensation and benefits                                    1,658        1,577             594          522
  Occupancy and equipment                                                 546          449             190          148
  Federal deposit insurance premiums                                    1,446          296           1,239          101
  Franchise taxes                                                         339          321             113          104
  Other operating                                                         693          587             243          204
                                                                     --------     --------          ------       ------
         Total general, administrative and other expense                4,682        3,230           2,379        1,079
                                                                      -------      -------           -----        -----

         Earnings (loss) before income taxes (credits)                  1,572        2,103            (217)         692

Federal income taxes (credits)
  Current                                                                 455          590             (59)         199
  Deferred                                                                 79          113             (12)          35
                                                                    ---------     --------         -------      -------
         Total federal income taxes (credits)                             534          703             (71)         234
                                                                     --------     --------         -------       ------

         NET EARNINGS (LOSS)                                         $  1,038     $  1,400         $  (146)     $   458
                                                                      =======      =======          ======       ======

         EARNINGS (LOSS) PER SHARE                                       $.26         $.34           $(.04)        $.11
                                                                          ===          ===            ====          ===

                        FIDELITY FINANCIAL OF OHIO, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)



                                                                                                    1996           1995

Cash flows from operating activities:
  Net earnings for the period                                                                   $  1,038       $  1,400
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                    227            196
    Amortization of premiums on investments and mortgage-backed securities                            38             15
    Amortization of deferred loan origination fees                                                  (144)          (176)
    Amortization expense of employee benefit plans                                                   117             64
    (Gain) loss on sale of investment and mortgage-backed securities                                  (2)            21
    Gain on sale of mortgage loans                                                                    (3)            (3)
    Loans disbursed for sale in the secondary market                                                 (71)        (1,382)
    Proceeds from sale of mortgage loans                                                             353            306
    Federal Home Loan Bank stock dividends                                                          (100)           (88)
    Provision for losses on loans                                                                     48             36
    Loss on sale of real estate acquired through foreclosure                                          -               5
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                           (99)           (22)
      Accrued interest receivable on mortgage-backed securities                                       27            (25)
      Accrued interest receivable on investments                                                    (178)           (54)
      Prepaid expenses and other assets                                                             (380)          (301)
      Accrued interest and other liabilities                                                       1,271            100
      Federal income taxes
        Current                                                                                     (410)            39
        Deferred                                                                                      79            113
                                                                                               ---------       --------
         Net cash provided by operating activities                                                 1,811            244

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities designated as available for sale                     2,994            979
  Proceeds from sale of mortgage-backed securities designated as available for sale                1,006             -
  Purchase of investment securities designated as available for sale                             (11,521)        (1,510)
  Purchase of Federal Home Loan Bank stock                                                           (28)           (38)
  Purchase of mortgage-backed securities designated as available for sale                         (3,173)        (2,048)
  Purchase of mortgage-backed securities designated as held to maturity                               -            (157)
  Principal repayments on investment securities designated as available for sale                      66             -
  Principal repayments on mortgage-backed securities designated as available for sale              4,449          1,117
  Principal repayments on mortgage-backed securities designated as held to maturity                   -           1,725
  Loan disbursements                                                                             (36,972)       (26,503)
  Purchase of loan participations                                                                     -          (2,909)
  Principal repayments on loans                                                                   28,125         21,580
  Purchases and additions to office premises and equipment                                          (316)          (140)
  Proceeds from sale of real estate acquired through foreclosure                                      -              91
  Additions to real estate acquired through foreclosure                                               -             (11)
                                                                                                 -------      ---------
         Net cash used in investing activities                                                   (15,370)        (7,824)
                                                                                                  ------        -------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                            (13,559)        (7,580)
                                                                                                  ------        -------


                        FIDELITY FINANCIAL OF OHIO, INC.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)



                                                                                                    1996           1995

         Net cash used in operating and investing activities
           (subtotal brought forward)                                                           $(13,559)       $(7,580)
Cash provided by (used in) financing activities:
  Net increase in deposit accounts                                                                 7,583          5,627
  Proceeds from Federal Home Loan Bank advances                                                       -           7,000
  Repayment of Federal Home Loan Bank advances                                                    (4,176)        (3,156)
  Repayment of loan to ESOP                                                                         (178)           (48)
  Proceeds from loan to ESOP                                                                          -             147
  Purchase of shares for ESOP                                                                         -            (147)
  Proceeds from sale of common stock                                                              20,434             -
  Proceeds from the exercise of stock options                                                         24             14
  Dividends on common stock                                                                         (661)          (401)
  Advances by borrowers for taxes and insurance                                                     (397)          (337)
                                                                                               ---------        -------
         Net cash provided by financing activities                                                22,629          8,699
                                                                                                 -------         ------

Net increase in cash and cash equivalents                                                          9,070          1,119

Cash and cash equivalents at beginning of period                                                   4,486          3,597
                                                                                                --------         ------

Cash and cash equivalents at end of period                                                      $ 13,556        $ 4,716
                                                                                                 =======         ======


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                      $      835       $    551
                                                                                               =========        =======

    Interest on deposits and borrowings                                                        $   7,851        $ 7,480
                                                                                                ========         ======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                      $     (277)     $     (64)
                                                                                               =========       ========

  Exchange of office premises and equipment for similar assets                               $        61      $       -
                                                                                              ==========       ========


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

         In accordance with the Reorganization, Fidelity organized Fidelity Federal Savings Bank (the Savings Bank), a federally-chartered stock savings bank, and transferred substantially all of its assets and all of its liabilities to the Savings Bank in exchange for shares of common stock, $.10 par value per share, and reorganized from a federally-chartered mutual savings and loan association to a federally-chartered mutual holding company known as Fidelity Federal Mutual Holding Company (the Mutual Holding Company). Concurrent with the Reorganization, the Savings Bank issued additional shares of its common stock to certain members of the public.

         On October 10, 1995, the Boards of Directors of the Savings Bank and the Mutual Holding Company adopted a Plan of Conversion (the Plan) and in October 1995, the Savings Bank incorporated Fidelity Financial of Ohio, Inc. (the Corporation) under Ohio law as a first-tier wholly owned subsidiary of the Savings Bank. Pursuant to the Plan, on March 4, 1996, (i) the Corporation completed its stock offering in connection with the Savings Bank's conversion from the mutual holding company form of organization to the stock holding company form whereby 2,278,100 shares of the Corporation's common stock, $.10 par value per share, were sold at $10 per share; (ii) the Mutual Holding Company converted to an interim federal stock savings institution and simultaneously merged with and into the Savings Bank, pursuant to which the Mutual Holding Company ceased to exist and the outstanding Savings Bank common stock held by the Mutual Holding Company were canceled; and (iii) an interim savings bank (Interim) formed as a wholly-owned subsidiary of the Corporation solely for such purpose was merged with and into the Savings Bank (the Conversion and Reorganization). As a result of the merger of Interim with and into the Savings Bank, the Savings Bank became a wholly-owned subsidiary of the Corporation and the outstanding public Savings Bank shares were converted into the exchange shares of the Corporation pursuant to an exchange ratio, which resulted in the holders of such shares owning in the aggregate approximately the same percentage of the common stock to be outstanding upon the completion of the Conversion and Reorganization as the percentage of Savings Bank common stock owned by them in the aggregate immediately prior to consummation of the Conversion and Reorganization. The costs of issuing the common stock were deducted from the sale proceeds of the offering. The offering was completed on March 4, 1996 and resulted in net capital proceeds totaling $22.4 million.

         On May 1, 1996, the Corporation filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 execution of an Agreement of Merger with Circle Financial, dated as of April 29, 1996, pursuant to which Circle Financial will merge with and into the Corporation. On June 24, 1996, the Corporation amended its Form 8-K to report the execution of an amended and restated Agreement of Merger with Circle Financial, dated as of June 13, 1996. On October 11, 1996, Circle Financial merged with and into the Corporation.

                        FIDELITY FINANCIAL OF OHIO, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.       Basis of Presentation (continued)

         The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three months ended September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been

                        FIDELITY FINANCIAL OF OHIO, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       Effect of Recent Accounting Pronouncements (continued)

         adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

         An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                        FIDELITY FINANCIAL OF OHIO, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       Earnings Per Share

         Earnings per share for the nine and three months ended September 30, 1996 is based on approximately 3,904,000 and 3,905,000 weighted averaged shares outstanding, respectively.

         Earnings per share for the nine and three months ended September 30, 1995 is based on approximately 4,076,000 and 4,072,000 weighted average shares outstanding, respectively.

5.       Recent Legislative Changes

         The deposit accounts of the Savings Bank and of other savings associations are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. Both SAIF and BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The reserves of the BIF met the level required by law in May 1995 in contrast to the SAIF. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments have been required for healthy commercial banks except for a $2,000 minimum fee. A continuation of this premium disparity could have a negative competitive impact on the Savings Bank and other institutions with SAIF deposits.

         Congress recently enacted legislation to recapitalize the SAIF and eliminate the significant premium disparity. This legislation provides for a special assessment of approximately $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law.

         A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, the Savings Bank would be regulated as a bank under Federal laws which would subject it to the more restrictive activity limits imposed on national banks.

         The Savings Bank had an assessment base of $172.0 million at March 31, 1995. Consequently, as a result of the special assessment of $.657 per $100 in deposits, the Savings Bank will be required to pay an aggregate assessment of $1.1 million ($749,000 after tax), effective November 27, 1996. Beginning January 1, 1997, the Savings Bank's deposit insurance premium will decrease from $.23 per $100 in deposits to approximately $.06 per $100 in deposits. Based upon the Savings Bank's total deposits at September 30, 1996, the annual deposit insurance expense will decrease by approximately $300,000.

                        FIDELITY FINANCIAL OF OHIO, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1995 to September 30, 1996

At September 30, 1996, the Corporation's assets totaled $255.9 million, as compared to $231.1 million at December 31, 1995, an increase of $24.7 million, or approximately 10.7%. The current period's increase was primarily funded by a $20.7 million increase in stockholders' equity, due to the net proceeds raised in the Conversion and Reorganization, and a $7.6 million increase in deposits, which were partially offset by a $4.2 million decrease in Federal Home Loan Bank
(FHLB) advances.

At September 30, 1996, the Corporation's liquid assets (cash, interest-bearing deposits in other financial institutions, investment securities and qualifying mortgage-backed securities) totaled $29.8 million, as compared to $13.0 million at December 31, 1995. The increase in liquid assets resulted primarily from the net proceeds raised in the Corporation's common stock offering which was completed on March 4, 1996. The Savings Bank's regulatory liquidity at September 30, 1996, totaled 11.2%, or $11.9 million in excess of the minimum regulatory requirement.

Investment securities totaled $14.4 million at September 30, 1996, an increase of $8.4 million, or 138.3%, over the $6.0 million of investments at December 31, 1995. The increase was primarily due to the purchase of $11.5 million of investment securities, which consisted of $5.5 million of two year term U.S. Treasury notes and $6.0 million of U.S. Government agency obligations with maturities ranging from two to five years. The increase was partially offset by the sale of $3.0 million of investment securities. At September 30, 1996, all of the Corporation's investment securities were classified as available for sale and the Corporation had $45,000 of unrealized losses (net of related tax effects) with respect to its investment securities portfolio which was deducted from the Corporation's stockholders' equity as of such date.

Mortgage-backed securities totaled $26.7 million at September 30, 1996, which represents a $2.6 million decrease from the balance at December 31, 1995. The decrease was primarily due to $4.4 million in principal repayments, $1.0 million in sales of mortgage-backed securities and a $323,000 increase in unrealized losses on mortgage-backed securities classified as available for sale, which were partially offset by purchases of $3.2 million. At September 30, 1996, the Corporation's investment in adjustable-rate and medium-term (five years or less) fixed-rate mortgage-backed securities amounted to approximately 95.5% of the total portfolio. Management's decision to acquire such a portfolio was based on efforts to improve yields on liquid assets while reducing the vulnerability of the Corporation's operations to changes in market interest rates. At September 30, 1996, all of the Corporation's mortgage-backed securities portfolio was classified as available for sale and the Corporation had $289,000 of unrealized losses (net of related tax effects) with respect to such securities which was deducted from the Corporation's stockholders' equity as of such date.

                        FIDELITY FINANCIAL OF OHIO, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 1995 to September 30, 1996 (continued)

Loans receivable (including loans held for sale) amounted to $193.8 million at September 30, 1996, as compared to $185.1 million at December 31, 1995. Loans receivable increased by $8.7 million, or 4.7%, during the nine months ended September 30, 1996, primarily due to $37.0 million of loan originations, which were partially offset by $28.1 million of loan repayments and $350,000 of loan sales. Although historically the Corporation has acted as a portfolio lender by only originating loans that management believes the Corporation can profitably retain in its portfolio, at September 30, 1996, the Corporation had $367,000 of loans classified as held for sale.

At September 30, 1996, the Corporation's allowance for loan losses totaled $843,000, an increase of $25,000 over the level maintained at December 31, 1995. At September 30, 1996, the Corporation's allowance represented approximately
 .42% of the total loan portfolio (including loans classified as held for sale) and 77.6% of total non-performing loans. At that date, the ratio of total non-performing loans to total loans (including loans classified as held for sale) amounted to .55%, as compared to .54% at December 31, 1995. Although management of the Corporation believes that its allowance for loan losses at September 30, 1996, was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $188.3 million at September 30, 1996, an increase of $7.6 million, or 4.2%, over the $180.7 million of deposits at December 31, 1995. The overall deposit growth was limited due to $3.3 million of existing accounts being utilized to purchase the Corporation's common stock in the Conversion and Reorganization. Deposit accounts subject to daily repricing (passbook, money market deposit and NOW accounts) decreased by $2.2 million, while certificates of deposit increased by $9.8 million.

At September 30, 1996, FHLB advances totaled $13.5 million, which represented a $4.2 million, or 23.7%, decrease from the $17.7 million balance at December 31, 1995. The decrease resulted primarily from management's decision to repay certain short-term advances, utilizing funds received in the common stock offering.

Stockholders' equity totaled $50.8 million at September 30, 1996, an increase of $20.7 million, or 68.7%, over the December 31, 1995 total. The increase resulted primarily from the $20.4 million in net proceeds from the common stock offering (after consideration of shares acquired by the ESOP) and undistributed net earnings of $377,000.

                        FIDELITY FINANCIAL OF OHIO, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine and Three Month Periods Ended September 30, 1996 and 1995

General

Net earnings for the nine months ended September 30, 1996, totaled $1.0 million, or $.26 per share, as compared to $1.4 million, or $.34 per share, for the nine months ended September 30, 1995, a decline of $362,000, or 25.9%. The decline in earnings resulted primarily from a $1.5 million increase in general, administrative and other expense ($1.1 million of which was due to the one-time special assessment discussed in greater detail below) and a $12,000 increase in the provision for losses on loans, which were partially offset by an $863,000 increase in net interest income, a $70,000 increase in other income and a $169,000 decrease in the provision for federal income taxes. Absent the non-recurring special assessment, net earnings for the nine months ended September 30, 1996 would have been $1.8 million, or $.45 per share, an increase of $387,000, or 27.7%, over the comparable period in 1995.

The Corporation recorded a net loss of $146,000 for the quarter ended September 30, 1996, as compared to net earnings totaling $458,000 for the same period in 1995, a decline of $604,000, or 131.9%. This decline resulted primarily from an increase in general, administrative and other expense of $1.3 million ($1.1 million of which was due to the one-time special assessment discussed in greater detail below) and a $4,000 increase in the provision for losses on loans, which were partially offset by a $370,000 increase in net interest income, a $25,000 increase in other income and a $305,000 decrease in the provision for federal income taxes. Absent the non-recurring special assessment, net earnings for the three months ended September 30, 1996 would have been $603,000, or $.15 per share, an increase of $145,000, or 31.7%, over the comparable period in 1995.

Net Interest Income

Interest income on loans for the nine months ended September 30, 1996 increased by $478,000, or 4.4%, due primarily to a $10.7 million increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted-average yield earned on the loan portfolio, from 8.17% during the 1995 period, to 8.04% during the 1996 period. Interest income on mortgage-backed securities increased by $85,000, or 6.8%, due to an increase in the weighted-average yield from 6.22% during the nine months ended September 30, 1995, to 6.28% during the nine months ended September 30, 1996, coupled with a $1.5 million increase in the average balance outstanding. Interest income on investment securities and other interest-earning assets increased by $638,000, or 145.3%, due primarily to a $14.2 million increase in the average balance outstanding during the nine months ended September 30, 1996, and to a lesser extent an increase in the weighted-average yield, from 5.91% during the 1995 period, to 5.95% during the 1996 period.

Interest expense on deposits increased by $315,000, or 4.6%, during the nine months ended September 30, 1996, due to a $9.5 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $23,000, or 3.5%, during the nine months ended September 30, 1996, due to an $846,000 increase in the average balance of borrowings outstanding, which was partially offset by a decrease in the weighted-average rate paid, from 6.39% for the nine months ended September 30, 1995, to 6.23% for the nine months ended September 30, 1996.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $863,000, or 16.9%, during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. The net interest margin increased from 3.16% to 3.29% during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995.

                        FIDELITY FINANCIAL OF OHIO, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine and Three Month Periods Ended September 30, 1996 and 1995 (continued)

Net Interest Income (continued)

Interest income on loans for the three months ended September 30, 1996 increased by $97,000, or 2.6%, due primarily to an $11.3 million increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted-average yield earned on the loan portfolio, from 8.27% during the 1995 quarter, to 7.98% during the 1996 quarter. Interest income on mortgage-backed securities increased $1,000, due to a $1.2 million increase in the average balance outstanding, which was partially offset by a decrease in the weighted-average yield earned on the mortgage-backed, from 6.47% during the 1995 quarter to 6.21% during the 1996 quarter. Interest income on investment securities and other interest-earning assets increased by $248,000, or 161.0%, due primarily to a $16.7 million increase in the average balance outstanding during the quarter ended September 30, 1996.

Interest expense on deposits increased by $10,000, or .4%, during the three months ended September 30, 1996, due to an $8.4 million increase in the average balance of deposits outstanding, which was partially offset by a decrease in the weighted-average rate paid on deposits, from 5.40% for the quarter September 30, 1995, to 5.18% for the quarter September 30, 1996. Interest expense on borrowings decreased by $34,000, or 13.7%, during the quarter ended September 30, 1996, due to a $1.7 million decrease in the average balance of borrowings outstanding coupled with a decrease in the weighted-average rate paid, from 6.44% for the quarter September 30, 1995, to 6.26% for the quarter September 30, 1996.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $370,000, or 21.7%, during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The net interest margin increased from 3.11% to 3.34% during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995.

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

The provision for loan losses totaled $48,000 and $36,000 for the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1996 and 1995, $23,000 and $36,000, respectively, of single-family residential loans were charged-off against the Corporation's allowance. The provision for loan losses for each of the nine month periods ended September 30, 1996 and 1995 represented additions to the Corporation's general allowance.

The provision for loan losses totaled $16,000 and $12,000 for the three months ended September 30, 1996 and 1995, respectively. The provision for loan losses for the each of three month periods ended September 30, 1996 and 1995 represented additions to the Corporation's general allowance.

                        FIDELITY FINANCIAL OF OHIO, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine and Three Month Periods Ended September 30, 1996 and 1995 (continued)

Other Income

Total other income increased by $70,000, or 28.0%, for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. The increase was primarily attributable to a $23,000 decrease in loss on sale of investment and mortgage-backed securities, a $23,000 increase in rental income and a $19,000, or 11.0% increase in other operating income. The increase in other operating income was due primarily to additional fee income on checking accounts.

Total other income increased by $25,000, or 31.6%, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase was primarily attributable to an $11,000 decrease in loss on sale of investment and mortgage-backed securities, a $9,000 increase in rental income and a $6,000, or 9.8%, increase in other operating income, primarily attributable to additional fee income on checking accounts.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.7 million for the nine months ended September 30, 1996, an increase of $1.5 million, or 45.0%, over the comparable period in 1995. The increase resulted primarily from an $81,000, or 5.1%, increase in employee compensation and benefits, a $97,000, or 21.6%, increase in occupancy and equipment expense, a $1.2 million increase in federal deposit insurance premiums and a $106,000, or 18.1%, increase in other operating expenses. The increase in federal deposit insurance premiums reflects the special SAIF recapitalization assessment of .657% for every $100 of deposits held as of March 31, 1995, which resulted in a charge of $1.1 million, or $749,000 after tax. Beginning January 1, 1997, the Savings Bank's deposit insurance premium will decrease from $.23 per $100 in deposits to approximately $.06 per $100 in deposits. Based upon the Savings Bank's deposits at September 30, 1996, the annual deposit insurance expense will decrease by approximately $300,000. The increase in employee compensation and benefits resulted primarily from normal merit increases and the increase in occupancy and equipment generally reflects increases in depreciation and repair costs in connection with improvements to several branch office locations. The increase in other operating expense resulted primarily from increased costs of public reporting, as well as increases in advertising and charitable contributions expense.

General, administrative and other expense totaled $2.4 million for the three months ended September 30, 1996, an increase of $1.3 million, or 120.5%, over the 1995 quarter. The increase resulted primarily from a $72,000, or 13.8%, increase in employee compensation and benefits, a $42,000, or 28.4%, increase in occupancy and equipment, a $1.1 million increase in federal deposit insurance premiums and a $39,000, or 19.1%, increase in other operating expenses, as discussed above.

Federal Income Taxes

The provision for federal income taxes totaled $534,000 for the nine months ended September 30, 1996, a $169,000, or 24.0%, decrease from the comparable period in 1995. The decrease resulted primarily from a $531,000, or 25.2%, decrease in earnings before taxes year-to-year. The Corporation's effective tax rates amounted to 34.0% and 33.4% for the nine month periods ended September 30, 1996 and 1995, respectively.

                        FIDELITY FINANCIAL OF OHIO, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine and Three Month Periods Ended September 30, 1996 and 1995 (continued)

Federal Income Taxes (continued)

The Corporation recognized a credit for federal income taxes of $71,000 during the three months ended September 30, 1996, as compared to a $234,000 provision for federal income taxes during the 1995 quarter. The decrease resulted primarily from a $909,000 decrease in earnings before taxes. The Corporation's effective tax rates amounted to 32.7% and 33.8% for the three month periods ended September 30, 1996 and 1995, respectively.

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

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents, (not committed, pledged or required to liquidate specific liabilities) investment and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, totaled 11.2% at September 30, 1996, as compared to 7.2% at December 31, 1995. At September 30, 1996, the Savings Bank's "liquid" assets totaled approximately $21.5 million, which exceeded the current OTS minimum requirement by approximately $11.9 million. The increase in the Savings Bank's liquidity was primarily due to proceeds from the aforementioned stock offering.

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of Cincinnati). At September 30, 1996, the Savings Bank had $13.5 million of outstanding advances from the FHLB of Cincinnati. Furthermore, the Savings Bank has access to the Federal Reserve Bank discount window.

                        FIDELITY FINANCIAL OF OHIO, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine and Three Month Periods Ended September 30, 1996 and 1995 (continued)

Liquidity and Capital Resources (continued)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a long-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At September 30, 1996, the total approved loan commitments outstanding amounted to $1.8 million. At the same date, commitments under unused lines of credit amounted to $3.0 million and the unadvanced portion of construction loans approximated $2.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $105.1 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

Regulatory Capital Requirements

As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated thereunder by the OTS, the Savings Bank is required to maintain minimum levels of capital under three separate standards. The Savings Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.50% and 3.00% of adjusted total assets, and 8.00% of risk-weighted assets, respectively. At September 30, 1996, the Savings Bank exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 16.3%, 16.3% and 31.7%, respectively.

The following table sets forth the Savings Bank's compliance with applicable regulatory capital requirements at September 30, 1996:


                                                               TANGIBLE             CORE            RISK-BASED
                                                                CAPITAL          CAPITAL               CAPITAL
                                                                       (Dollars in thousands)

Actual regulatory capital                                       $40,364          $40,364               $41,199
Amount currently required                                         3,709            7,418                10,400
                                                                -------          -------                ------
Regulatory capital in excess of requirement                     $36,655          $32,946               $30,799
                                                                 ======           ======                ======

Actual regulatory capital as a percentage                        16.3%             16.3%                 31.7%
Percentage currently required                                     1.5               3.0                   8.0
                                                                -----             -----                 -----
Regulatory capital in excess of requirement                      14.8%             13.3%                 23.7%
                                                                 ====              ====                  ====


                        FIDELITY FINANCIAL OF OHIO, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine and Three Month Periods Ended September 30, 1996 and 1995 (continued)

Regulatory Capital Requirements (continued)

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

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         A Special Meeting of Shareholders of Fidelity Financial of Ohio, Inc. was held on September 10, 1996 (as adjourned to September 17, 1996). At the Special Meeting, shareholders approved an Amended and Restated Agreement of Merger with Circle Financial Corporation, dated June 13, 1996, pursuant to which Circle Financial merged with and into the Corporation. In addition, the shareholders approved a proposal to amend the Corporation's Articles of Incorporation in order to increase the authorized number of shares of common stock to 15,000,000 and preferred stock to 5,000,000.


         SPECIAL MEETING RESULTS
                                                         FOR                   AGAINST            ABSTAIN
         (a)  Agreement of Merger                        1,980,672             791,135             59,918

         (b)  Amendment of Articles
                of Incorporation                         2,098,756             780,290             63,155


ITEM 5.  Other Materially Important Events

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: ___________________      By:____________________________________
                                      John R. Reusing
                                      President and Chief Executive Officer




Date: ___________________      By:_____________________________________
                                      Paul D. Staubach
                                      Senior Vice President and
                                        Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: ___________________      By: /s/John R. Reusing
                                      John R. Reusing
                                      President and Chief Executive Officer




Date: ___________________      By: /s/Paul D. Staubach
                                      Paul D. Staubach
                                      Senior Vice President and
                                        Chief Financial Officer