Form 10-K405
period 1996-12-31
FIDELITY FINANCIAL OF OHIO INC
filed 1997-03-28
CIK 1003468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                        -------------  -----------

                          Commission File No.: 0-27868


                        FIDELITY FINANCIAL OF OHIO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                                  31-1455721
 ----------------------------                               ----------------
 (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

   4555 MONTGOMERY ROAD
     CINCINNATI, OHIO                                               45212
     ----------------                                               -----
        (Address)                                                 (Zip Code)

       Registrant's telephone number, including area code: (513) 351-6666

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                     COMMON STOCK (PAR VALUE $.10 PER SHARE)
                     ---------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X     No
                     ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1997, the aggregate value of the 5,050,825 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 543,144 shares held by all directors and officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $66.3 million. This figure is based on the last known trade price of $13.125 per share of the Registrant's Common Stock on March 21, 1997. Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 21, 1997:  5,593,969

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

-------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS.
-------  ---------

         Fidelity Financial of Ohio, Inc. (the "Company") is an Ohio corporation which is the holding company for Fidelity Federal Savings Bank ("Fidelity" or the "Savings Bank"). The Company was organized by the Savings Bank for the purpose of acquiring all of the capital stock of the Savings Bank in connection with the conversion of Fidelity Federal Mutual Holding Company, the former federally chartered, mutual holding company of the Savings Bank, and the reorganization of the Savings Bank to the stock holding company form, which was completed on March 4, 1996 (the "Conversion and Reorganization"). The only significant assets of the Company are the capital stock of the Savings Bank and the net proceeds of the Conversion and Reorganization retained by the Company.

         On October 11, 1996, following receipt of all regulatory and stockholder approvals, the Company completed the acquisition of Circle Financial Corporation ("CFC") pursuant to the merger of CFC with and into a subsidiary of the Company, and the subsequent merger of People's Savings Association (the "Association"), an Ohio-chartered savings association and a wholly owned subsidiary of CFC, with and into Fidelity (collectively, the "Merger"). The Merger was accounted for under the purchase method of accounting. Consequently, the financial information and data presented herein excludes CFC and the Association for all periods prior to 1996.

         Fidelity is a federally chartered savings bank which conducts business through ten full-service offices located in the Cincinnati, Ohio metropolitan area. Fidelity is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences located primarily in southwestern Ohio. Such loans amounted to $321.7 million or 80.0% of Fidelity's total loan portfolio (including loans held for sale) at December 31, 1996. To a lesser extent, Fidelity originates loans secured by existing multi-family residential and nonresidential real estate, which amounted to $25.6 million or 6.4% and $33.1 million or 8.2%, respectively, of the total loan portfolio (including loans held for sale) at December 31, 1996, as well as construction loans and consumer loans, which respectively amounted to $13.8 million or 3.4% and $7.8 million or 2.0% of the total loan portfolio (including loans held for sale) at such date. Fidelity also invests in U.S. Government and federal agency obligations and mortgage-backed securities which are insured by federal agencies.

         Fidelity is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an association may engage and is intended primarily for the protection of depositors and the Savings Association Insurance Fund ("SAIF") administered by the FDIC. Fidelity is also a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 banks which comprise the FHLB System. Fidelity is further subject to regulations of the

Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

         The Company, as a registered savings and loan holding company, is subject to the examination and regulation by the OTS and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). At December 31, 1996, the Company had $499.9 million of total consolidated assets, $433.2 million of total consolidated liabilities, including $408.2 million of deposits, and $66.7 million of total consolidated stockholders' equity.

LENDING ACTIVITIES

         GENERAL. At December 31, 1996, Fidelity's net loan portfolio (including loans held for sale) totaled $396.5 million, representing approximately 79.3% of Fidelity's $499.9 million of total assets at that date. The principal lending activity of Fidelity is the origination of single-family residential loans and, to a lesser extent, multi-family residential and nonresidential real estate loans, construction loans and limited amounts of consumer loans. Substantially all of Fidelity's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

         As a federally chartered savings institution, Fidelity has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, substantially all of the mortgage loans in Fidelity's portfolio are secured by properties located in Ohio, with the substantial majority of the mortgage loans in Fidelity's portfolio secured by property located in Fidelity's market area in southwestern Ohio.

         Federal regulations permit Fidelity to invest without limitation in residential mortgage loans and up to four times its capital in loans secured by nonresidential or commercial real estate. Fidelity is also permitted to invest in secured and unsecured consumer loans in an amount not exceeding 30% of Fidelity's total assets; however, such 30% limit may be exceeded for certain types of consumer loans, such as home equity, property improvement and education loans. In addition, Fidelity is permitted to invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. To date, Fidelity's lending activities have focused on residential real estate and, to a lesser extent, multi-family residential and nonresidential real estate and consumer lending.

         Although Fidelity historically originated loans with lesser dollar balances than were permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. Since the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1996, Fidelity's limit on loans-to-one borrower was $7.3 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.9 million, $4.2 million, $3.9 million, $3.6 million and $3.2 million. All five of Fidelity's largest loans or groups of loans are secured primarily by multi-family residential and nonresidential real estate located in Hamilton County, Ohio and were performing in accordance with their terms at December 31, 1996.

                                        4

         LOAN PORTFOLIO COMPOSITION.  The following table sets forth the composition of Fidelity's loan portfolio by type of loan at the dates indicated.

                                                                      December 31,
                                 --------------------------------------------------------------------------------------------------

                                             1996(1)                             1995                               1994

                                  ----------------------------        -------------------------         ---------------------------

                                   Amount           Percent           Amount          Percent           Amount           Percent
                                   ------           -------           ------          -------           ------           -------
                                                                       (Dollars in Thousands)
Single-family residential(2)          $321,701           80.0%          $142,246           75.7%          $134,508          74.6%
Multi-family residential                25,580            6.4             18,833           10.0             15,443           8.6
Nonresidential real estate              33,055            8.2             20,773           11.1             23,685          13.1
Construction                            13,839            3.4              4,791            2.6              6,332           3.5
                                     ---------          -----            -------         ------            -------         -----
    Total real estate loans            394,175           98.0            186,643           99.4            179,968          99.8
Consumer loans:
  Deposit secured                          508             .1                251             .1                299            .2
  Home improvement/equity                  245             .1                952             .5                 41            --
  Other                                  7,097            1.8                 --             --                  1            --
                                     ---------          -----            -------          -----           --------        ------
    Total consumer loans                 7,850            2.0              1,203             .6                341            .2
                                     ---------          -----            -------          -----            -------        ------
      Total loans                      402,025          100.0%           187,846          100.0%           180,309         100.0%
                                     ---------          =====            -------          =====            -------        ======

  Loans in process                      (4,055)                           (1,305)                           (3,424)
  Unamortized yield adjustments            129                              (591)                             (880)
  Allowance for loan losses             (1,558)                             (818)                             (783)
                                     ---------                           -------                           -------
    Net loans                        $ 396,541                          $185,132                          $175,222
                                      ========                           =======                           =======



                                                            December 31,
                                 -------------------------------------------------------------
                                               1993                               1992
                                   ---------------------------       -------------------------

                                   Amount            Percent           Amount          Percent
                                   ------            -------           ------          -------
                                                        (Dollars in Thousands)

Single-family residential(2)        $120,902              72.7%        $111,928           70.6%
Multi-family residential              15,434               9.3           16,030           10.1
Nonresidential real estate            26,378              15.9           24,737           15.6
Construction                           3,340               2.0            5,575            3.5
                                     -------             -----          -------          -----
    Total real estate loans          166,054              99.9          158,270           99.8
Consumer loans:
  Deposit secured                        167                .1              384             .2
  Home improvement/equity                 42                --               16             --
  Other                                    1                --                2             --
                                     -------             -----          -------          -----
    Total consumer loans                 210                .1              402             .2
                                     -------             -----          -------          -----
      Total loans                    166,264             100.0%         158,672          100.0%
                                     -------             =====          -------          =====

  Loans in process                    (1,927)                            (2,906)
  Unamortized yield adjustments       (1,142)                            (1,601)
  Allowance for loan losses             (803)                             ( 756)
                                    ---------                          ---------
    Net loans                       $162,392                           $153,409
                                     =======                            =======




(1) The substantial increase in loans at December 31, 1996 as compared to December 31, 1995 reflects the $189.4 million of net loans acquired by Fidelity as a result of the Merger.

(2) At December 31, 1995, included $646,000 of loans classified as held for sale. Fidelity did not have any loans classified as held for sale at any of the other dates presented.


         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in Fidelity's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                                    Due 3-5     Due 5-10    Due 10-15    Due more than
                                                                   years after years after  years after  15 years after
                                1997       1998         1999        12/31/96    12/31/96     12/31/96       12/31/96        Total
                                ----       ----         ----       ---------   ---------    ----------     ----------       -----
                                                                             (In Thousands)

Single-family residential       $10,724     $11,531    $12,396      $27,770     $51,784     $56,854        $150,642      $321,701
Multi-family residential and
 nonresidential real estate       2,380       2,390      2,522        5,070      26,456      16,875           2,942        58,635
Construction                      4,170       1,665      1,674          257         851       1,340           3,882        13,839
Consumer                          1,786       1,932      2,108        1,526         498          --              --         7,850
                                 ------      ------     ------       ------      ------      ------         -------       -------
     Total                      $19,060     $17,518    $18,700      $34,623     $79,589     $75,069        $157,466      $402,025
                                 ======      ======     ======       ======      ======      ======         =======       =======



         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1996 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                                  Floating or
                                                     Fixed Rates                Adjustable-Rates               Total
                                              -----------------------      -----------------------      -----------------

                                                                             (In Thousands)

Single-family residential                              $169,988                    $140,989                 $310,977
Multi-family residential and
  nonresidential real estate                             21,394                      34,861                   56,255
Construction                                              3,252                       6,417                    9,669
Consumer                                                  3,305                       2,759                    6,064
                                                        -------                     -------                  -------
    Total                                              $197,939                    $185,026                 $382,965
                                                        =======                     =======                  =======

         Scheduled contractual amortization of loans does not reflect the actual term of Fidelity's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give Fidelity the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         ORIGINATIONS, PURCHASES AND SALES OF LOANS. The lending activities of Fidelity are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by Fidelity's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtainment of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by Fidelity's Board of Directors. An attorney's opinion of title and hazard insurance are required on all security property.

         Fidelity's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by Fidelity's loan department and then is submitted for approval to a loan committee. The loan committee is comprised of five members, of which three are members of the Board of Directors (including the President and the Chief Financial Officer).

         Traditionally, the Savings Bank has originated substantially all of the loans in its portfolio and has held them until maturity. During the years ended December 31, 1995 and 1994, the Savings Bank purchased $3.4 million and $1.6 million, respectively, in loan participations from other financial institutions. The $3.4 million of loan purchases consisted of multi-family and nonresidential real estate loans secured by properties located within the Savings Bank's primary market area, while the $1.6 million of loan purchases consisted of single-family residential loans also secured by properties located within the Savings Bank's primary market area. During 1996, the Savings Bank purchased no loan participations, while acquiring $17.5 million in participations through the merger with Circle Financial Corp. As a result of this acquisition, at December 31, 1996, loans purchased and serviced by others totaled $17.1 million.

         As a result of the Merger, Fidelity acquired $194.3 million of gross loans ($189.4 million, net) of which single-family residential loans, multi-family residential loans, nonresidential real estate and land loans, construction loans and consumer loans were $159.9 million, $8.4 million, $8.2 million, $12.6 million, and $5.2 million, respectively.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                               Year Ended December 31,
                                           ---------------------------------------------------------------
                                                  1996                    1995                    1994
                                            ----------------      -------------------     ----------------

                                                                 (Dollars in Thousands)

Loan originations:
  Single-family residential                       $ 45,800                 $27,785              $28,353
  Multi-family residential                           3,030                   1,865                3,066
  Nonresidential real estate                           869                     572                2,008
  Construction                                       6,372                   4,308                3,892
  Consumer                                           3,394                   2,228                  471
                                                   -------                  ------               ------
    Total loans originated                          59,465                  36,758               37,790
Purchases                                               --                   3,409                1,556
                                                   -------                  ------               ------
    Total loans originated and
      purchased                                     59,465                  40,167               39,346
Sales and loan principal reductions:
  Loans sold                                           547                   1,165                  180
  Loan principal reductions                         37,106                  28,923               26,052
                                                   -------                 -------               ------
    Total loans sold and principal
      reductions                                    37,653                  30,088               26,232
Net loans acquired through Merger                  189,405                      --                   --
Increase (decrease) due to other
  items, net                                           838                   (169)                (284)
                                                   -------                -------               ------
Net increase in loan portfolio                    $212,055                $  9,910              $12,830
                                                   =======                 =======               ======


         SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Fidelity is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 1996, $321.7 million or 80.0% of Fidelity's total loan portfolio (including loans held for sale), before net items, consisted of single-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the loans made by Fidelity generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Fidelity. Fidelity's lending policies on single-family residential mortgage loans generally limits the maximum loan-to-value ratio to 90% of the lesser of the appraised value or purchase price of the property and generally all single-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

         Fidelity offers fixed-rate single-family residential loans with terms of 10 to 30 years. In addition, Fidelity also offers fixed-rate five-year and seven-year balloon loans. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving Fidelity the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Fidelity enforces due-on-sale clauses to the extent permitted under applicable laws.

         Since the early 1980s, Fidelity has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1996, $141.0 million or 43.8% of the single-family residential loans in Fidelity's loan portfolio, before net items, consisted of adjustable-rate loans.

         Fidelity's single-family residential adjustable-rate loans are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust every one or three years in accordance with a designated index (The National Average Mortgage Contract Interest Rate for the Purchase of Previously-Occupied Homes or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity). There is a 2% cap on the rate adjustment per period and either a 5% or 6% cap on the rate adjustment over the life of the loan. Fidelity's adjustable-rate loans are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

         The demand for adjustable-rate loans in Fidelity's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Fidelity believes that these risks, which have not had a material adverse effect on Fidelity to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         MULTI-FAMILY RESIDENTIAL, NONRESIDENTIAL REAL ESTATE AND CONSTRUCTION LOANS. At December 31, 1996, $25.6 million or 6.4% and $33.1 million or 8.2% of Fidelity's total loan portfolio (including loans held for sale), before net items, consisted of loans secured by existing multi-family residential and nonresidential real estate, respectively. Fidelity's multi-family residential and nonresidential real estate loan portfolio includes, for the most part, 220 loans secured by apartment buildings, small office buildings, retail establishments, nursing homes and other special purpose properties located within Fidelity's primary lending area. The average amount of Fidelity's multi-family residential and nonresidential real estate loans was approximately $267,000 at December 31, 1996.

         Multi-family residential and nonresidential real estate loans have terms which range up to 30 years. Although some of the multi-family residential and nonresidential real estate loans which were originated in prior periods have fixed rates, interest rates on current originations generally adjust at either a one or three-year interval in accordance with changes in a designated index (generally a prime rate or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity). The maximum adjustment in any one period is 2% with either a 5% or 6% cap over the life of the loan. In addition, Fidelity recently began originating fixed-rate multi-family residential and nonresidential real estate loans with either five, seven or ten year balloon terms. At December 31, 1996, $34.9 million or 59.5% of the multi-family residential and nonresidential real estate loan portfolio, before net items, consisted of adjustable-rate loans.

         Multi-family residential and nonresidential real estate loans are generally made in amounts up to 75% of the appraised value of the security property. All appraisals are generally performed by an independent appraiser designated by Fidelity and are reviewed by management. In originating multi-family residential and nonresidential real estate loans, Fidelity considers the quality of the property, the credit of the borrower, cash flow of the project, location of the real estate and the quality of management involved with the property.

         Fidelity makes construction loans to individuals for the construction of their residences and to borrowers for the construction of multi-family residential and nonresidential real estate. At December 31, 1996, construction loans amounted to $13.8 million or 3.4% of Fidelity's total loan portfolio (including loans held for sale), before net items. Of this amount, $7.4 million consists of loans for the construction of single-family residences and $6.4 million consists of loans for the construction of multi-family residential and nonresidential real estate.

         Construction lending is generally limited to Fidelity's primary lending area. Construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically is 12 months. Construction loans have rates and terms which generally match the non-construction loans then offered by Fidelity, except that during the construction phase the borrower only pays interest on the loan. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans.

         Multi-family residential and nonresidential real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy. Construction financing also is generally considered to involve a higher degree of risk of loss than long term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. Fidelity generally attempts to mitigate the risks associated with multi-family residential, nonresidential real estate and construction lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

         CONSUMER LOANS. At December 31, 1996, consumer loans totaled $7.8 million or 2.0% of the total loan portfolio (including loans held for sale), before net items, and consisted solely of home improvement/equity loans and loans secured by deposit accounts.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Fidelity receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with Statement of Financial Accounting Standards No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, Fidelity's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1996, Fidelity had $81,000 of net loan costs which had been deferred and are being recognized as an adjustment to income over the estimated maturities of the related loans.

ASSET QUALITY

         LOAN DELINQUENCIES. When a borrower fails to make a required payment on a loan, Fidelity attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the fifteenth day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While Fidelity generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, Fidelity does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

         The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amount and as a percentage of Fidelity's total loan portfolio (before net items). The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                     Single-family             Multi-family         Nonresidential
                                      Residential              Residential            Real Estate
                               -----------------------    ---------------------  --------------------
                                Amount      Percentage    Amount    Percentage   Amount    Percentage
                                ------      ----------    ------    ----------   ------    ----------
                                                           (Dollars in Thousands)

Loans delinquent for:
  30 - 59 days                   $3,716          .9%       $261         .1%      $715         .2%
  60 - 89 days                      412          .1          --         --        134         --
  90 days and over                  924          .2         185         .1         21         --
                                  -----          ---        ---        ---        ---       ----
    Total delinquent loans       $5,052          1.2%      $446         .2%      $870         .2%
                                  =====          ===        ===        ===        ===       ====





                                      Construction              Consumer                  Total
                                 --------------------     --------------------    ---------------------
                                 Amount    Percentage     Amount    Percentage    Amount     Percentage
                                 ------    ----------     ------    ----------    ------     ----------


Loans delinquent for:
  30 - 59 days                  $   --        --%          $  --         --%       $4,692        1.2%
  60 - 89 days                      --        --              --         --           546         .1
  90 days and over                  --        --              --         --         1,130         .3
                                 -----      ----            ----      -----         -----        ---
    Total delinquent loans      $   --        --%          $  --         --%       $6,368        1.6%
                                 =====      ====            ====      =====         =====        ===



         NON-PERFORMING ASSETS. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, Fidelity does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. A loan charge-off is recorded for any writedown in the loan's carrying value to fair value at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

         The following table sets forth the amounts and categories of Fidelity's non-performing assets at the dates indicated. Fidelity did not have any accruing loans 90 days or more delinquent or troubled debt restructurings at any of the dates presented.

                                                                                    December 31,
                                                   -------------------------------------------------------------------------
                                                        1996             1995          1994            1993          1992
                                                    -----------      -----------    ----------     -----------    ----------
                                                                               (Dollars in Thousands)

Non-accruing loans:
  Single-family residential                           $  924          $   949        $  652         $  955           $392
  Multi-family residential and
    nonresidential real estate                           206               58           187            513             36
                                                       -----            -----         -----          -----            ---
  Total non-performing loans                           1,130            1,007           839          1,468            428
Real estate owned:
  Single-family residential real
    estate                                                --               --            85             65            113
  Multi-family residential and
    nonresidential real estate                            --               --            --             39            364
                                                       -----            -----         -----          -----            ---
  Total real estate owned                                 --               --            85            104            477
                                                       -----            -----         -----          -----            ---
  Total non-performing assets                         $1,130           $1,007        $  924         $1,572           $905
                                                       =====            =====         =====          =====            ===
  Total non-performing loans
    as a percentage of total loans                       .28%             .54%          .47%           .88%           .27%
                                                       =====            =====         =====          =====            ===
  Total non-performing assets as
    a percentage of total assets                         .23%             .44%          .43%           .77%           .46%
                                                       =====            =====         =====           ====            ===



         The interest income that would have been recorded during the years ended December 31, 1996, 1995, 1994, 1993 and 1992 if Fidelity's non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $59,000, $12,000, $51,000, $42,000 and $17,000, respectively. The amount of interest income that was actually received during the years ended December 31, 1996, 1995, 1994, 1993 and 1992 with respect to such non-performing loans amounted to approximately $74,000, $65,000, $42,000, $106,000 and $30,000, respectively.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Exclusive of assets classified loss and which have been fully reserved or charged-off, Fidelity's classified assets at December 31, 1996 consisted of $1.0 million of loans classified as special mention, $3.5 million of loans classified as substandard, $108,000 of loans classified as doubtful and $8,000 of loans classified as loss.

         ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by Fidelity, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling".

         At December 31, 1996, Fidelity's allowance for loan losses amounted to $1.6 million, of which $1.55 million was general in nature and $8,000 was specific in nature.

         The following table sets forth an analysis of Fidelity's allowance for loan losses during the periods indicated.

                                                                              Year Ended December 31,
                                                   ---------------------------------------------------------------------------
                                                       1996            1995             1994            1993           1992
                                                       ----            ----             ----            ----           ----
                                                                              (Dollars in Thousands)
Total loans outstanding                               $402,025        $187,846         $180,309       $166,264        $158,672
                                                       =======         =======          =======        =======         =======
Average loans outstanding, net                        $234,133        $180,935         $170,340       $157,510        $152,406
                                                       =======         =======          =======        =======         =======
Balance at beginning of period                        $    818        $    783         $    803       $    756        $    732
Charge-offs:
  Single-family residential                                 29              36               23              5               8
  Non-residential                                           --              --               41             --              40
                                                        ------        --------          -------        -------        --------
    Total charge-offs                                       29              36               64              5              48
Recoveries                                                  --              --               --             --              --
                                                        ------        --------          -------        -------        --------
Net charge-offs                                             29              36               64              5              48
Provision for losses on loans                              129              71               44             52              72
Increase attributable to Merger                            640              --               --             --              --
                                                      --------       ---------         --------       --------        --------
Balance at end of period                              $  1,558       $     818         $    783       $    803        $    756
                                                        ======        ========          =======        =======        ========
Allowance for loan losses as a
  percent of total loans
  outstanding                                             .39%            .44%             .43%           .48%            .48%
                                                          ===             ===              ===            ===             ===
Ratio of net charge-offs to
  average loans outstanding                               .01%            .02%             .04%            --%            .03%
                                                          ===             ===              ===            ===             ===


         The following table sets forth information concerning the allocation of Fidelity's allowance for loan losses by loan categories at the dates indicated.

                                                                      December 31,
                                 --------------------------------------------------------------------------------------------
                                           1996                            1995                            1994
                                 -----------------------         --------------------------     ------------------------------

                                                  Percent of                     Percent of                     Percent of
                                                     Total                          Total                          Total
                                                   Loans by                       Loans by                       Loans by
                                    Amount         Category         Amount        Category         Amount        Category
                                 -----------     ----------      ----------     ----------      -----------    -----------
                                                                    (Dollars in Thousands)

Single-family residential loans       $1,246           80.0%           $525           75.7%           $346           74.6%
Multi-family residential loans           100            6.4             106           10.0             133            8.6
Nonresidential real estate loans         128            8.2             162           11.1             272           13.1
Construction loans                        53            3.4              22            2.6              32            3.5
Consumer loans                            31            2.0               3             .6              --             .2
                                         ---           ----             ---          -----            ----        -------
     Total                            $1,558          100.0%           $818          100.0%           $783         100.00%
                                       =====          =====             ===          =====             ===         ======



                                                          December 31,
                                   -----------------------------------------------------------
                                               1993                            1992
                                   -----------------------         ---------------------------

                                                    Percent of                      Percent of
                                                       Total                           Total
                                                     Loans by                         Loans by
                                      Amount         Category         Amount          Category
                                   -----------     -----------     -----------     -----------
                                                           (Dollars in Thousands)

Single-family residential loans         $418           72.7%            $346           70.6%
Multi-family residential loans            97            9.3              100           10.1
Nonresidential real estate loans         268           15.9              276           15.6
Construction loans                        20            2.0               34            3.5
Consumer loans                            --             .1               --             .2
                                        ----        -------             ----        -------
     Total                              $803         100.00%            $756         100.00%
                                         ===         ======              ===         ======

         Management of Fidelity believes that the reserves it has established are adequate to cover any potential losses in Fidelity's loan portfolio. However, future adjustments to these reserves may be necessary, and Fidelity's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

INVESTMENT ACTIVITIES

         GENERAL. Fidelity's mortgage-backed and investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Savings Bank's Asset/Liability Committee. All transactions must be approved by the Asset/Liability Committee and reported to the Board of Directors.

         Fidelity accounts for investment and mortgage-backed securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires that investments be categorized as held-to-maturity, trading or available for sale. Securities classified as held to maturity are carried at cost only if the Savings Bank has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses charged to operations or stockholders' equity, respectively. The Savings Bank adopted the Statement as of January 1, 1994. At December 31, 1996, the Company's equity accounts reflected a net unrealized gain of $172,000 with respect to securities classified as available for sale.

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans, the principle and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Savings Bank. Such intermediaries may be private issuers, or agencies including the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") that guarantee the payment of principal and interest to investors.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed- or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (e.g., fixed-rate or adjustable-rate) as well as prepayment, default and other risks associated with the underlying mortgages are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         Fidelity has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the GNMA or FNMA. Mortgage-backed securities increase the quality of Fidelity's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Fidelity.

         The following table sets forth information relating to the amortized cost and market value of Fidelity's mortgage-backed securities at December 31, 1996, 1995 and 1994 (including those designated as available for sale):

                                                                            At December 31,
                                      ---------------------------------------------------------------------------
                                                  1996                            1995                            1994
                                      -----------------------         -----------------------         -----------------------
                                         Amortized        Market        Amortized         Market        Amortized        Market
                                           Cost            Value           Cost           Value            Cost           Value
                                      ------------      ---------     ------------     ---------      ------------     ---------
                                                                             (In Thousands)

Held to maturity:
   FHLMC participation certificates         $    696        $   689        $     --         $    --         $11,280        $10,757
   GNMA participation certificates             8,354          8,434              --              --           3,692          3,511
   FNMA participation certificates               306            319              --              --           5,820          5,578
   Collateralized mortgage obligations         1,388          1,389              --              --              --             --
                                              ------         ------          ------          ------          ------         ------
      Total mortgage-backed securities
        held to maturity                      10,744         10,831              --              --          20,792         19,846
Available for sale:
   FHLMC Participation Certificates           19,767         19,926          14,346          14,296           3,166          3,068
   GNMA Participation Certificates             6,028          6,062           4,958           4,977             547            542
   FNMA Participation Certificates             4,776          4,772           8,456           8,406           1,181          1,099
   Collateralized mortgage obligations            --             --           1,732           1,699           1,734          1,571
                                              ------          -----          ------          ------          ------         ------
      Total mortgage-backed securities
        designated as available for sale      30,571         30,760          29,492          29,378           6,628          6,280
                                              ------         ------         -------          ------          ------         ------
Total mortgage-backed securities             $41,315        $41,591         $29,492         $29,378         $27,420        $26,126
                                              ======         ======          ======          ======          ======         ======



         The following table sets forth the activity in Fidelity's mortgage-backed securities portfolio during the periods indicated (including those designated as available for sale):

                                                                     At or For the Year Ended December 31,
                                                   ---------------------------------------------------------------------
                                                             1996                   1995                    1994
                                                             ----                   ----                    ----
                                                                          (Dollars in Thousands)
Mortgage-backed securities at
  beginning of period                                        $29,378              $27,072                 $23,873
Purchases                                                      3,173                6,587                   9,695
Acquisition of mortgage-backed securities
  through Merger                                              44,435                   --                      --
Sales of mortgage-backed securities                          (29,232)                  --                      --
Unrealized gain (loss) on securities designated as
  available for sale                                             334                  234                    (348)
Repayments                                                    (6,526)              (4,487)                 (6,079)
Premium amortization                                             (58)                 (28)                    (69)
                                                             -------              -------                 -------
Mortgage-backed securities at end
  of period                                                  $41,504              $29,378                 $27,072
                                                              ======               ======                  ======
Weighted average yield at end of
  period                                                        7.29%                6.63%                   5.89%


         At December 31, 1996, of the $41.5 million portfolio, $2.0 million was scheduled to mature in one year or less, $7.4 million was scheduled to mature in between one and five years, $9.5 million was scheduled to mature in between five and ten years, and $22.6 million was scheduled to mature after ten years. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         Of the $9.4 million of mortgage-backed securities which were scheduled to mature in five years or less at December 31, 1996, $3.0 million qualify for regulatory liquidity and have fixed interest rates, $4.3 million have fixed interest rates and do not qualify for regulatory liquidity and $2.1 million consist of adjustable-rate securities. The remaining $32.1 million of mortgage-backed securities at such date consisted of $11.1 of fixed-rate and $21.0 million of adjustable-rate securities.

         Of Fidelity's total investment in mortgage-backed securities at December 31, 1996, $14.4 million consisted of GNMA certificates, $5.1 million consisted of FNMA certificates, $20.6 million consisted of FHLMC certificates, and $1.4 million consisted of other collateralized mortgage obligations ("CMOs").

         INVESTMENT SECURITIES. The Savings Bank invests in various types of liquid assets that are permissible investments for federally chartered savings banks, including United States Treasury and securities of various federal agencies. The Savings Bank's current investment policy only permits purchases of securities in one of the three highest grades by a nationally recognized rating agency and does not permit purchases of securities of noninvestment grade quality.

         The following table sets forth information relating to the amortized cost and market value of Fidelity's investment securities at the dates indicated:

                                                                           December 31,
                               ----------------------------------------------------------------------------------------------------

                                           1996(1)                              1995                              1994
                               ---------------------------        ---------------------------        -----------------------------
                                   Amortized          Market          Amortized          Market         Amortized         Market
                                     Cost             Value             Cost              Value           Cost             Value
                               ---------------     ----------     ---------------     ----------     ------------      -----------
                                                                      (Dollars in Thousands)

U.S. Government
  agency obligations(2)                $ 8,502        $ 8,530              $4,007          $4,006          $ 4,015         $ 3,771
U.S. Treasury notes(2)                   7,482          7,500                 999           1,019              500             496
Corporate equity
  securities                                64             90                  --              --               --              --
Other(2)(3)                                 --             --               1,009           1,019               --              --
                                        ------         ------               -----           -----           ------          ------
                                       $16,048        $16,120              $6,015          $6,044          $ 4,515         $ 4,267
                                        ======         ======               =====           =====           ======          ======
Weighted average yield
  at end of period                        6.50%                              6.55%                            5.93%
                                         =====                               ====                             ====

-----------------------




(1) The substantial increase in investment securities at December 31, 1996 as compared to December 31, 1995 reflects the $7.6 million of U.S. Government agency obligations acquired by Fidelity as a result of the Merger.

(2) At December 31, 1996, 1995 and 1994, all investment securities were classified as available for sale.

(3) Consists of Small Business Administration ("SBA") loan pools. Obligations of the SBA are partially guaranteed by the full faith and credit of the United States Government.

         The following table sets forth amortized cost and market value of investment securities, excluding corporate equity securities, by contractual terms to maturity at December 31, 1996:


                                Less Than                         One to                           Five to
                                 One Year                       Five Years                        Ten Years
                     ----------------------------      --------------------------      ----------------------------
                        Amortized          Market         Amortized        Market         Amortized         Market
                          Cost             Value            Cost            Value           Cost             Value
                     -------------     -----------     -------------     ---------     -------------     -----------


U.S. Government
  agency obligations     $   --           $   --          $ 4,589        $ 4,582            $2,987          $3,021
U.S. Treasury notes          --               --            7,482          7,501                --              --
                          -----            -----           ------         ------             -----           -----
  Total                  $   --           $   --          $12,071        $12,083            $2,987          $3,021
                          =====            =====           ======         ======             =====           =====



                                   More Than
                                   Ten Years                         Total
                         -------------------------     --------------------------
                            Amortized      Market         Amortized        Market
                              Cost          Value           Cost            Value
                         -------------    --------     -------------     ---------


U.S. Government
  agency obligations        $ 926          $ 926           $ 8,502       $ 8,530
U.S. Treasury notes            --             --             7,482         7,500
                             ----           ----            ------         -----
  Total                     $ 926          $ 926           $15,984       $16,030
                             ====           ====            ======        ======



SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of Fidelity's funds for lending and other investment purposes. In addition to deposits, Fidelity derives funds from loan principal repayments and advances from the FHLB of Cincinnati. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         DEPOSITS. Fidelity's deposits are attracted principally from within Fidelity's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $57.1 million at December 31, 1996. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Fidelity on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         Fidelity does not advertise for deposits outside its local market area or utilize the services of deposit brokers.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Fidelity at the dates indicated.

                                                                               December 31,
                                        --------------------------------------------------------------------------
                                                    1996                           1995                            1994
                                        -----------------------        -----------------------         -----------------------
                                           Amount         Percent         Amount          Percent         Amount         Percent
                                                                          (Dollars in Thousands)

Certificate accounts:
  3.00 - 4.00%                           $      --              --%       $     89            0.05%      $  2,752            1.59%
  4.01 - 6.00%                             234,757           57.52          72,137           39.92         96,708           55.84
  6.01 - 8.00%                              77,835           19.07          66,094           36.58         27,951           16.14
  8.01 - 10.00%                              3,177             .78           3,510            1.95          4,684            2.70
                                          --------          ------         -------          ------        -------          ------
     Total certificate accounts            315,769           77.37         141,830           78.50        132,095           76.27
                                          --------          ------         -------          ------        -------          ------
Transaction accounts:
  Passbook accounts                         44,798           10.97          15,753            8.71         17,173            9.92
  Money market accounts                     17,350            4.25          12,800            7.08         14,986            8.65
  NOW accounts                              30,242            7.41          10,314            5.71          8,944            5.16
                                           -------          ------         -------          ------        -------          ------
     Total transaction accounts             92,390           22.63          38,867           21.50         41,103           23.73
                                           -------          ------         -------          ------        -------          ------
     Total deposits                       $408,159          100.00%       $180,697          100.00%      $173,198          100.00%
                                           =======          ======         =======          ======        =======          ======


         The following table sets forth the savings activities of Fidelity during the periods indicated.


                                                                                Year Ended December 31,
                                                            ------------------------------------------------------------
                                                               1996                    1995                    1994
                                                               ----                    ----                    ----
                                                                                  (In Thousands)
Deposits(1)                                                    $684,220                $135,109               $101,016
Withdrawals                                                     467,465                (135,222)               (91,566)
                                                                -------                -------                -------
  Net increase (decrease) before interest
    credited                                                    216,755                    (113)                 9,450
Interest credited                                                10,707                   7,612                  6,106
                                                                -------                 -------                -------
  Net increase in deposits                                     $227,462                $  7,499               $ 15,556
                                                                =======                 =======                =======

--------------------

(1) The substantial increase in deposits at December 31, 1996 as compared to December 31, 1995 reflects the $207.8 million of deposits acquired by Fidelity as a result of the Merger.

         The following table shows the interest rate and maturity information for Fidelity's certificates of deposit at December 31, 1996.

                                                                     Maturity Date
                      ---------------------------------------------------------------------------------------------------------
  Interest Rate       One Year or Less       Over 1-2 Years        Over 2-3 Years         Over 3 Years              Total
-----------------     -----------------     -----------------     -----------------     -----------------     -----------------
                                                                    (In Thousands)

3.00 - 4.00%             $       --            $      --              $      --             $      --            $       --
4.01 - 6.00%                197,241               26,672                  7,069                 3,775               234,757
6.01 - 8.00%                 27,702               32,337                  7,250                10,546                77,835
8.01 - 10.00%                    81                1,524                    894                   678                 3,177
                            -------              -------                 ------                ------               -------
  Total                    $225,024             $ 60,533                $15,213               $14,999              $315,769
                            =======              =======                 ======                ======               =======


         The following table sets forth the maturities of Fidelity's certificates of deposit having principal amounts of $100,000 or more at December 31, 1996.

   Certificates of deposit maturing
        in quarter ending:
---------------------------------------

                                                  (In Thousands)

March 31, 1997                                        $6,340
June 30, 1997                                          8,736
September 30, 1997                                     4,401
December 31, 1997                                      4,219
After December 31, 1997                               23,249
                                                      ------
  Total certificates of deposit with

   balances of $100,000 or more                      $46,945
                                                      ======



         BORROWINGS. Fidelity may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. See "Regulation-Federal Home Loan Bank System." At December 31, 1996, Fidelity had $20.2 million of advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of Fidelity's FHLB advances during the periods indicated.

                                                   Year Ended December 31,
                                       ---------------------------------------------------
                                        1996                  1995                1994
                                       -----------     ----------------     --------------
                                                   (Dollars In Thousands)

Maximum Balance                           $29,672           $17,653             $15,954
Average Balance                            17,794            13,811              13,150
Weighted average interest rate of
  FHLB advances                              6.19%             6.28%               6.35%



         The following table sets forth certain information as to Fidelity's FHLB advances at the dates indicated.

                                                             December 31,
                                    -------------------------------------------------------------
                                           1996                  1995                  1994
                                    ----------------      ----------------     ------------------
                                                        (Dollars In Thousands)

FHLB advances(1)                             $20,186              $17,653                $12,089
Weighted average interest rate
  of FHLB advances                              6.22%                6.16%                  6.28%


-------------------

(1) Fidelity acquired $27.4 million of FHLB advances as a result of the Merger, of which $2.5 million remained at December 31, 1996.

         EMPLOYEES. Fidelity had 105 full-time employees and 12 part-time employees at December 31, 1996. None of these employees is represented by a collective bargaining agreement, and Fidelity believes that it enjoys good relations with its personnel.

COMPETITION

         Fidelity faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in the greater Cincinnati area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, Fidelity has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of Fidelity to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         Fidelity experiences strong competition for real estate loans principally from other savings associations, commercial banks, and mortgage banking companies. Fidelity competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which currently relate to the regulation of the Company and Fidelity. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

         GENERAL. The Company, as a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Savings Bank - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Savings Bank was in compliance with the above restrictions.

         RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

THE SAVINGS BANK

         GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

         The OTS' enforcement authority over all savings institutions was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties.

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See " Prompt Corrective Action."

         INSURANCE OF ACCOUNTS. The deposits of the Savings Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created resulted in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns.

         On November 14, 1995, the FDIC adopted a new assessment rate schedule of zero to 27 basis points (subject to a $2,000 minimum) for BIF members beginning on or about January 1, 1996 while retaining the existing assessment rate schedule for SAIF member institutions. In announcing this new schedule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Savings Bank, could be placed at a competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         On September 30, 1996, President Clinton signed into law legislation which eliminates the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

         Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Savings Bank's one-time special assessment amounted to $1.1 million. Net of related tax benefits, the one-time special assessment amounted to $749,000. The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by such amount.

         In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Savings Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. Based upon the $406.1 million of assessable deposits at December 31, 1996, the Savings Bank would expect to pay approximately $167,500 less in insurance premiums per quarter during 1997.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Savings Bank.

         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at December 31, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Savings Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent oneto four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         The following table sets forth Fidelity's compliance with each of the above-described capital requirements at December 31, 1996.

                                             Tangible             Core            Risk-Based
                                              Capital          Capital(1)         Capital(2)
                                              -------          ----------         ----------
                                                          (Dollars in Thousands)

Regulatory capital                            $47,427           $47,427              $48,337
Minimum required regulatory capital             7,234            14,468               20,189
                                               ------            ------               ------
Regulatory capital excess                     $40,193           $32,959              $28,148
                                               ======            ======               ======
Regulatory capital as a
  percentage(3)                                   9.8%              9.8%                19.2%
Minimum capital required as a
  percentage                                      1.5               3.0                  8.0
                                                  ---              ----                 ----
Regulatory capital as a percentage
 in excess of requirements                        8.3%             6.8 %                11.2%
                                                  ===              ====                 ====


                                                   (Footnotes on following page)

------------------

(1) Does not reflect proposed amendments or the 4% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations, as discussed below.

(2) Does not reflect amendments to the risk-based capital requirement which were adopted by the OTS in August 1993, the effective date of which has been postponed, as discussed below.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $482.3 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $252.4 million.

         In April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as was recently done by the Comptroller of the Currency for national banks. Under the OTS proposal, only savings associations rated composite 1 under the OTS CAMEL rating system will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which thus will increase the core capital ratio requirement to at least 4% of adjusted total assets or more. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

         A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

         A savings institution which is not in capital compliance is also automatically subject to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the savings institution may not accept or renew any brokered deposits; (iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally to be effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deduction for institutions with greater than "normal" interest rate risk until the OTS publishes an appeals process. The OTS has recently indicated that no savings institution will be required to deduct capital for interest rate risk until further notice. In any event, management of the Savings Bank does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Savings Bank's regulatory capital position.

         PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 riskbased capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         At December 31, 1996, the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         SAFETY AND SOUNDNESS. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to
(i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. Effective August 9, 1995, the federal banking agencies, including the OTS, implemented final rules and guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems,
(b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Savings Bank would be required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Effective October 1, 1996, the federal banking agencies also adopted asset quality and earnings standards. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Savings Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At December 31, 1996, the Savings Bank's liquidity ratio was 7.2%.

         CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

         Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to 75% of their net income over the most recent four quarter period.

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

         Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

         At December 31, 1996, the Savings Bank was a Tier 1 institution for purposes of this regulation.

         On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, savings institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." A savings institution is adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more and does not meet the definition of "well capitalized." Because the Savings Bank is a subsidiary of the Company, the proposal would require the Savings Bank to provide notice to the OTS of its intent to make a capital distribution. The Savings Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

         LOANS TO ONE BORROWER. FIRREA imposed limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The regulations promulgated pursuant to FIRREA generally do not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

         BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. Effective May 11, 1992, the OTS amended its Policy Statement on Branching by Federal Savings Institutions to permit interstate branching to the full extent permitted by statute (which is essentially unlimited). Prior policy permitted interstate branching for federal savings institutions only to the extent allowed for state-chartered institutions in the states where the institution's home office is located and where the branch is sought. Prior policy also permitted healthy out-of-state federal institutions to branch into another state, regardless of the law in that state, provided the branch office was the result of a purchase of an institution that was in danger of default.

          Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or
(iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

         Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

         QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 1996, the amount of the Savings Bank's assets which were invested in QTIs was 91.2%, which exceeded the percentage required to qualify the Savings Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Savings Bank had $3.8 million in FHLB stock, which was in compliance with this requirement.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended December 31, 1996, 1995 and 1994, dividends paid by the FHLB of Cincinnati to the Savings Bank amounted to $165,000, $120,000 and $94,000, respectively.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of December 31, 1996, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                                    TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Savings Bank are subject to the generally applicable corporate tax provisions of the Code, and the Savings Bank is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Savings Bank.

         FISCAL YEAR. The Company and the Savings Bank file federal income tax returns on the basis of a calendar year ending on December 31.

         BAD DEBT RESERVES. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Savings Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Savings Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Savings Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

         Under the Small Business Act, the PTI Method was repealed and the Savings Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Savings Bank's taxable year beginning January 1, 1996. In addition, the Savings Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Savings Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over (a) the greater of the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Savings Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Savings Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding January 1, 1996.

         At December 31, 1996, the federal income tax reserves of the Savings Bank included $14.2 million for which no federal income tax has been provided, of this amount, $11.5 million and $2.7 million are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Savings Bank will recapture into income approximately $450,000 per year over the six year period beginning January 1, 1996, subject to suspension for two years in the event the residential loan exemption is met as discussed above. The Savings Bank has previously accounted for this tax liability under FASB 109 and, therefore, recognition of these amounts will not impact the Savings Bank's profit and loss statement.

         DISTRIBUTIONS. If the Savings Bank distributes cash or property to its stockholders, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1996, the Company had no NOL carryforwards for federal income tax purposes.

         CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

         OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Savings Bank.

         The Savings Bank's federal income tax returns have not been audited by the IRS in recent years and its federal income tax returns for the tax years ended December 31, 1995, 1994 and 1993 are open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

         The Company is subject to an Ohio tax based on the greater of its tax liability as determined under separate net worth and net income computations. The Company will exclude its investment in Fidelity in determining its tax liability under the net worth computation. The tax liability under the net worth computation will be computed at .596% of the Company's net taxable value. The tax liability under the net income method will be computed at a graduated rate not exceeding 9.12% of the Company's Ohio taxable income.

         The Savings Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1996.

ITEM 2.  PROPERTIES.
-------  -----------

         At December 31, 1996, the Company conducted its business from its main office at 4555 Montgomery Road, Cincinnati, Ohio and other full service branches in Cincinnati, Ohio.

         The following table sets forth certain information with respect to the offices and other properties at December 31, 1996.

                                                                 Net Book Value
            Description/Address           Leased/Owned              of Property                  Deposits
----------------------------------   --------------------     ----------------------     ----------------------
                                                                              (In Thousands)

Main Office                                  Owned                  $1,152                      $127,699
4555 Montgomery Road
Cincinnati, Ohio  45212 (1)

Branch Office                                Owned                     451                        41,899
8434 Vine Street
Cincinnati, Ohio  45216 (1)

Branch Office                                Owned                     573                        27,874
7136 Miami Avenue
Cincinnati, Ohio  45243

Branch Office                                Owned                   1,322                        57,970
11100 Reading Road
Cincinnati, Ohio  45241

Branch Office                                Leased                    116                        29,374
11700 Princeton Pike
Cincinnati, Ohio  45248 (2)

Branch Office                                Owned                     474                        21,902
4144 Hunt Road
Cincinnati, Ohio  45238

Branch Office                                Owned                     520                        31,805
5030 Delhl Avenue
Cincinnati, Ohio  45238

Branch Office                                Owned                     333                        42,737
3316 Glenmore Avenue
Cincinnati, Ohio  45211

Branch Office                                Owned                     219                        18,867
3777 Hamilton Cleves Road
Ross, Ohio  45013


                                       43

                                                                 Net Book Value
            Description/Address           Leased/Owned              of Property                  Deposits
----------------------------------   --------------------     ----------------------     ----------------------
                                                                              (In Thousands)

Branch Office                                Owned                    $210                        $9,024
8045 Colerain Avenue
Cincinnati, Ohio  45239

Branch Office                                Owned                     117                             0
4255 Harrison Avenue
Cincinnati, Ohio  45211

Other property                               Owned                      96                           ---
4541 Montgomery Road
Cincinnati, Ohio  45212 (3)

Other property                               Owned                       7                           ---
17 Hillsdale
Cincinnati, Ohio 45216 (4)

Other property                               Owned                      77                           ---
16 Hereford Avenue
Cincinnati, Ohio  45216 (5)

                                                   (Footnotes on following page)

                                       44
------------------------

(1) Fidelity leases a portion of its premises at these offices to various commercial tenants.

(2)      Lease expiration date is September 30, 2000.

(3) Fidelity leases substantially all of its premises at this property to various commercial tenants.

(4) Consists of a single-family home which is currently being leased on a month-to-month basis.

(5) Consists of a multi-family home which is currently being leased on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

         The information required herein is incorporated by reference from page three of the Company's 1996 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         The information required herein is incorporated by reference from pages four and five of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

         The information required herein is incorporated by reference from pages six to 14 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The information required herein is incorporated by reference from pages 15 to 35 of the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------  --------------------------------------------------

         The information required herein is incorporated by reference from the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 29, 1997 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.
-------  -----------------------

         The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------  ---------------------------------------------------------------

         The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  -----------------------------------------------

         The information required herein is incorporated by reference from the Definitive Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------  ----------------------------------------------------------------

         (a)      Documents filed as part of this Report

                  (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):

                  Report of Independent Certified Public Accountants

                  Consolidated Statements of Financial Condition at December 31, 1996 and 1995

                  Consolidated Statements of Earnings for the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

                  (2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

                  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

       No.                                     Exhibits
-----------         ------------------------------------------------------------


            2.1      Plan of Conversion and Agreement and Plan of Reorganization
            3.1      Articles of Incorporation of Fidelity Financial of Ohio,
                     Inc.*
            3.2      Code of Regulations of Fidelity Financial of Ohio, Inc.*
            3.3      Bylaws of Fidelity Financial of Ohio, Inc.*
            4.1      Specimen Stock Certificate of Fidelity Financial of Ohio,
                     Inc.**
           10.1      1992 Stock Incentive Plan*1/
           10.2      1992 Directors' Stock Option Plan*1/
           10.3      Management Recognition Plan*1/
           10.4      Employee Stock Ownership Plan*1/
           10.5 Employment Agreements between Fidelity Financial of Ohio, Inc., Fidelity Federal Savings Bank and John R. Reusing and Paul D. Staubach**1/
           10.6 Employment Agreement between Fidelity Financial of Ohio, Inc., Fidelity Federal Savings Bank and Joseph D. Hughes1/
           10.7 Form of Severance Agreement between Fidelity Financial of Ohio, Inc., Fidelity Federal Savings Bank and certain officers of Fidelity Financial of Ohio, Inc. and Fidelity Federal Savings
                     Bank**1/

       No.                             Exhibits
---------------      ----------------------------------------------------------

           13.0      1996 Annual Report to Stockholders
           23.0      Consent of Grant Thornton LLP
           27.0      Financial Data Schedule

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the SEC on November 14, 1995.

**   Incorporated herein by reference from the Company's Form 10-K filed with the SEC on April 1, 1996.

1/    Management contract or compensatory plan or arrangement.

         (b) On October 15, 1996, the Company filed a Form 8-K to report that it had completed the acquisition of Circle Financial Corporation and the merger of People's Savings Association into Fidelity. On December 18, 1996, the Company filed a Form 8-K/A to provide certain unaudited pro forma consolidated condensed combined financial information of the Company.

         (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

         (d) There are no other financial statements and financial statement schedules which were excluded from Item 8 which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIDELITY FINANCIAL OF OHIO, INC.

March 28, 1997                       By:/s/ John R. Reusing
                                        -------------------
                                        John R. Reusing
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John R. Reusing                                        March 28, 1997
-----------------------------------------------------
John R. Reusing, President,
Chief Executive Officer and Director
(Principal Executive Officer)



/s/ Michael W. Jordan                                      March 28, 1997
-----------------------------------------------------
Michael W. Jordan, Director


/s/ David A. Luecke                                        March 28, 1997
-----------------------------------------------------
David A. Luecke, Director


/s/ Constantine N. Papadakis                               March 28, 1997
-----------------------------------------------------
Constantine N. Papadakis, Director

/s/ Paul D. Staubach                                          March 28, 1997
-----------------------------------------------------
Paul D. Staubach, Senior Vice President,
Chief Financial Officer and Director
(Principal Financial Officer)



/s/ Robert W. Zumbiel                                         March 28, 1997
-----------------------------------------------------
Robert W. Zumbiel, Director


/s/ Joseph D. Hughes                                          March 28, 1997
-----------------------------------------------------
Joseph D. Hughes, Executive Vice
  President and Director


/s/ Thomas N. Spaeth                                          March 28, 1997
-----------------------------------------------------
Thomas N. Spaeth, Director