Form 10-Q
period 1997-03-31
FIDELITY FINANCIAL OF OHIO INC
filed 1997-05-14
CIK 1003468

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                                 --------------

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from _______ to _________


                        Commission file number : 0-27868

                        FIDELITY FINANCIAL OF OHIO, INC.

         State of Incorporation: Ohio                  IRS EIN: 31-1455721

                  4555 Montgomery Road, Cincinnati, Ohio 45212
                                 (513) 351-6666

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : Shares outstanding as of
May 5, 1997,   5,593,969.
------------   ---------


Page 1 of 20. Exhibit index on page 19.

                        FIDELITY FINANCIAL OF OHIO, INC.
                                      INDEX


Part I        Financial Information                                    Page
------        ---------------------                                    Number
                                                                       ------

              Financial Statements:
              Consolidated Statements of Financial Condition
              March 31,1997 (Unaudited) and December 31, 1996            3

              Consolidated Statements of Earnings (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996         4

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996         5

              Notes to Consolidated Financial Statements                 7

              Management's Discussion and Analysis of Financial         10
              Condition and Results of Operations


Part II       OTHER INFORMATION
-------
              Items 1 through 6                                         17

                        FIDELITY FINANCIAL OF OHIO, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)



                                                                                     March 31,      December 31,
                                                                                       1997            1996
                                                                                   -----------      ---------

          ASSETS

Cash and due from banks                                                            $     2,212      $   2,121
Interest-bearing deposits in other financial institutions                                7,538         20,489
                                                                                   -----------      ---------
          Cash and cash equivalents                                                      9,750         22,610

Investment securities available for sale - at market                                    20,474         16,120
Mortgage-backed securities available for sale - at market                               31,489         30,760
Mortgage-backed securities - at cost                                                    15,447         10,744
Loans receivable - net                                                                 412,981        396,541
Office premises and equipment - at depreciated cost                                      7,319          7,371
Federal Home Loan Bank stock - at cost                                                   3,846          3,781
Accrued interest receivable on loans                                                     2,076          1,950
Accrued interest receivable on mortgage-backed securities                                  322            310
Accrued interest receivable on investments                                                 268            284
Prepaid expenses and other assets                                                          623            371
Goodwill and other intangible assets, net of accumulated amortization                    8,147          8,322
Prepaid federal income taxes                                                               337            754
                                                                                   -----------      ---------

          TOTAL ASSETS                                                             $   513,079      $ 499,918
                                                                                   ===========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $   419,994      $ 408,159
Advances from Federal Home Loan Bank                                                    21,904         20,186
Advances by borrowers for taxes and insurance                                            1,409          2,005
Accrued interest and other liabilities                                                   2,250          2,706
Deferred federal income taxes                                                              248            150
                                                                                   -----------      ---------

          TOTAL LIABILITIES                                                            445,805        433,206
                                                                                   -----------      ---------

Preferred stock - authorized, 5,000,000 shares at $0.10 par value; none issued              --             --
Common stock - authorized, 15,000,000 shares at $0.10 par value; 5,593,969
     issued and outstanding at March 31, 1997 and December 31, 1996                        559            559
Additional paid-in capital                                                              41,619         41,608
Retained earnings - restricted                                                          27,149         26,311
Less shares acquired by Employee Stock Ownership Plan (ESOP)                            (1,899)        (1,938)
Unrealized gains (losses) on securities designated as available for sale,
     net of related tax effects                                                           (154)           172
                                                                                   -----------      ---------

          TOTAL STOCKHOLDERS' EQUITY                                                    67,274         66,712
                                                                                   -----------      ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   513,079      $ 499,918

                                       3

                        FIDELITY FINANCIAL OF OHIO, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)


                                                                       1997       1996
                                                                      ------     ------

Interest income
   Loans                                                              $7,964     $3,782
   Mortgage-backed securities                                            775        460
   Investment securities                                                 282         93
   Interest-bearing deposits and other                                   265        173
                                                                      ------     ------
          Total interest income                                        9,286      4,508

Interest expense
   Deposits                                                            5,040      2,406
   Borrowings                                                            325        243
                                                                      ------     ------
          Total interest expense                                       5,365      2,649

          Net interest income                                          3,921      1,859
Provision for losses on loans                                             25         17
                                                                      ------     ------
          Net interest income after provision for losses on loans      3,896      1,842

Other income
   Gain on sale of investment and mortgage-backed securities             125         12
   Gain on sale of loans                                                  --          3
   Gain on sale of real estate                                             6         --
   Rental                                                                 60         39
   Other operating                                                       176         60
                                                                      ------     ------
          Total  other income                                            367        114

General, administrative and other expense
   Employee compensation and benefits                                  1,052        501
   Occupancy and equipment                                               386        180
   Federal deposit insurance premium                                      65        103
   Franchise tax                                                         185        113
   Amortization of goodwill and other intangible assets                  175         --
   Other operating                                                       521        222
                                                                      ------     ------
          Total general, administrative and other expense              2,384      1,119
                                                                      ------     ------

          Earnings before income taxes                                 1,879        837

Federal income taxes                                                     671        282
                                                                      ------     ------

          NET EARNINGS                                                $1,208     $  555
                                                                      ======     ======


          EARNINGS PER SHARE                                          $ 0.22     $ 0.14
                                                                      ======     ======

                        FIDELITY FINANCIAL OF OHIO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                        (In thousands, except share data)



                                                                                            1997          1996
                                                                                          --------      --------

Cash flows from operating activities:
   Net earnings for the period                                                            $  1,208      $    555
   Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                            201            72
      Amortization of premiums on investments and mortgage-backed securities                    22             3
      Amortization of deferred loan origination fees                                           (81)          (65)
      Amortization expense of stock benefit plans                                               72            24
      Amortization of goodwill and other intangible assets                                     175            --
      Amortization of purchase accounting adjustment                                          (277)           --
      Gain on sale of investments and mortgage-backed securities                              (125)          (12)
      Gain on sale of mortgage loans                                                            --            (3)
      Gain on sale of office premises and equipment                                             (6)           --
      Proceeds from sale of mortgage loans                                                      --           208
      Federal Home Loan Bank stock dividends                                                   (65)          (32)
      Provision for losses on loans                                                             25            17
      Increase (decrease) in cash due to changes in:
         Accrued interest receivable on loans                                                 (126)          (73)
         Accrued interest receivable on mortgage-backed securities                             (12)           10
         Accrued interest receivable on investments                                             16           (62)
         Prepaid expenses and other assets                                                    (252)          (26)
         Accrued interest and other liabilities                                               (456)          (86)
         Federal income taxes                                                                  683           273
                                                                                          --------      --------
            Net cash provided by operating activities                                        1,002           803

Cash flows provided by (used in) investing activities:
   Purchase of investments securities designated as available for sale                      (7,487)       (4,468)
   Proceeds from sale of investment securities designated as available for sale              2,997         1,004
   Principle repayments on investment securities designated as available for sale               12            12
   Purchase of mortgage-backed securities designated as available for sale                  (6,426)       (2,058)
   Proceeds from sale of mortgage-backed securities designated as available for sale         4,152         1,008
   Principal repayment on mortgage-backed securities designated as available for sale        1,263         1,852
   Purchase of mortgage-backed securities designated as held to maturity                    (5,078)           --
   Principal repayment on mortgage-backed securities designated as held to maturity            375            --
   Loans disbursements                                                                     (23,067)      (13,453)
   Purchase of loan participations                                                          (5,038)           --
   Principal repayments on loans                                                            11,878        11,319
   Proceeds from sale of office premises and equipment                                         135            --
   Purchases and additions to office premises and equipment                                   (280)          (60)
                                                                                          --------      --------
            Net cash used in investing activities                                          (26,564)       (4,844)
                                                                                          --------      --------

            Net cash used in operating and investing activities
              (subtotal carried forward)                                                   (25,562)       (4,041)
                                                                                          --------      --------

                        FIDELITY FINANCIAL OF OHIO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                        (In thousands, except share data)


                                                                                   1997          1996
                                                                                  --------      --------

            Net cash used in operating and investing activities
              (subtotal carried forward)                                          $(25,562)     $ (4,041)

Cash provided by (used in) financing activities:
   Net increase in deposit accounts                                                 11,976         1,520
   Proceeds from Federal Home Loan Bank advances                                     2,000            --
   Repayment of Federal Home Loan Bank advances                                       (286)       (3,612)
   Proceeds from sale of common stock                                                   --        20,432
   Dividends on common stock                                                          (392)         (272)
   Advances by borrowers for taxes and insurance                                      (596)         (442)
                                                                                  --------      --------
            Net cash provided by financing activities                               12,702        17,626
                                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents                               (12,860)       13,585

Cash and cash equivalents at beginning of period                                    22,610         4,486
                                                                                  --------      --------

Cash and cash equivalents at end of period                                           9,750      $ 18,071
                                                                                  ========      ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Federal income taxes                                                        $     --      $     --
                                                                                  ========      ========

      Interest on deposits and borrowings                                         $  4,975      $  2,646
                                                                                  ========      ========

Supplemental disclosure of noncash investing activities:
   Unrealized losses on securities designated as available
      for sale, net of related tax effects                                        $   (326)     $    (91)
                                                                                  ========      ========

                        Fidelity Financial of Ohio, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation
         ---------------------

         In 1992, Fidelity Federal Savings and Loan Association ("Fidelity") completed its reorganization into a federally chartered, mutual holding company (the "Reorganization"). In accordance with the Reorganization, Fidelity organized Fidelity Federal Savings Bank (the "Savings Bank"), a federally-chartered stock savings bank, and transferred substantially all of its assets and all of its liabilities to the Savings Bank in exchange for shares of common stock, $0.10 par value per share, and reorganized from a federally-chartered mutual savings and loan association to a federally-chartered mutual holding company known as Fidelity Federal Mutual Holding Company (the "Mutual Holding Company"). Concurrent with the Reorganization, the Savings Bank issued additional shares of its common stock to certain members of the public.

         On October 19, 1995 the Boards of Directors of the Savings Bank and the Mutual Holding Company adopted a Plan of Conversion ("the Plan") and in October 1995, the Savings Bank incorporated Fidelity Financial of Ohio, Inc. (the"Corporation") under Ohio law as a first-tier wholly owned subsidiary of the Savings Bank. Pursuant to the Plan, On March 4, 1996,
         (i) the Corporation completed its stock offering in connection with the Savings Bank's conversion from the mutual holding company form of organization to the stock holding company form whereby 2,278,100 shares of the Corporation's common stock, $0.10 par value per share, were sold at $10 per share; (ii) the Mutual Holding Company converted to an interim federal stock savings institution and simultaneously merged with and into the Savings Bank, pursuant to which the Mutual Holding Company ceased to exist and the outstanding shares of the Savings Bank's common stock held by the Mutual Holding Company were canceled; and (iii) an interim savings bank ("Interim") formed as a wholly-owned subsidiary of the Corporation solely for such purpose, was merged with and into the Savings Bank (the "Conversion and Reorganization"). As a result of the merger of Interim with and into the Savings Bank, the Savings Bank became a wholly-owned subsidiary of the Corporation and the outstanding public Savings Bank's shares were converted into shares of the Corporation pursuant to an exchange ratio of 2.25 shares for one, which resulted in the holders of such shares owning in the aggregate approximately the same percentage of the common stock to be outstanding upon the completion of the Conversion and Reorganization as the percentage of Savings Bank common stock owned in the aggregate immediately prior to consummation of the Conversion and Reorganization. The costs of issuing the common stock were deducted from the sale proceeds of the offering. The offering was completed on March 4, 1996, and resulted in net capital proceeds totaling $20.4 million.

         On April 29, 1996, the Corporation entered into an Agreement of Merger, which was subsequently amended on June 13, 1996, with Circle Financial Corporation ("Circle"), a savings and loan holding company, pursuant to which Circle and its wholly-owned subsidiary, People's Savings Association ("People's"), would merge with and into the Corporation (the "Merger"). The transaction was consummated on October 11, 1996, pursuant to the amended and restated Agreement of Merger, and was accounted for using the purchase method of accounting. The Corporation effected the acquisition through cash payments totaling $12.2 million and the issuance of 1,513,967 shares of its common stock at a fair value of $9.87 per share. The acquisition resulted in the Savings Bank recording residual goodwill totaling $5.4 million, which is being amortized over a fifteen-year term using the straight-line method.

         The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for the entire year or any other period.

2.       Effect of Recent Accounting Pronouncements
         ------------------------------------------

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if this Statement had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principals Board Opinion No. 25, and therefore, the disclosure provisions of SFAS No. 123 have no effect on its consolidated financial condition or results of operations.

         In June 1996 the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The standard is based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1997. Management does not expect any financial statement impact from adoption of SFAS No. 125.

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the three months ended March 31, 1997, would have each been $0.22 and the basic and diluted earnings per share for the three months ended March 31, 1996 would have each been $0.14.

3.       Earnings Per Share
         ------------------

         Earnings per share for the three months ended March 31, 1997 and 1996 is based on approximately 5,446,596 and 3,900,014 weighted average common and common equivalent shares outstanding, respectively.

                        Fidelity Financial of Ohio, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In the following pages, management presents an analysis of Fidelity's financial condition as of March 31,1997, and the results of operations for the three month period ended March 31, 1997, as compared to the same period in 1996. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Fidelity's operations and Fidelity's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Fidelity's general market area.

Without limiting the foregoing, some of the forward-looking statements included herein include the following:

         - Management's belief that adoption of SFAS No. 125 will not have a material adverse effect on the Corporation.

         - Legislative changes that may change the regulatory requirements of Fidelity and Fidelity Savings.

         - Management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses.

         - Management's belief that Fidelity's and Fidelity Savings' activities will not be materially affected by proposed changes in the regulation of all savings associations and their holding companies.


Discussion of Financial Condition Changes from December 31, 1996 to
-------------------------------------------------------------------
March 31, 1997
--------------

Fidelity Financial of Ohio, Inc.'s assets totaled $513.1 million at March 31, 1997, an increase of $13.2 million, or 2.6% from the December 31, 1996 total of $499.9 million. This increase was primarily funded by an $11.8 million increase in deposit accounts and an increase of $1.7 million of Federal Home Loan Bank
(FHLB) advances.

Cash and cash equivalents, comprised of cash, interest-bearing deposits in other financial institutions and federal funds sold, decreased by $12.9 million to $9.8 million on March 31, 1997 from $22.6 million on December 31, 1996, as a result of management's determination that such funds could be better utilized in the mortgage lending and investing areas. Investment securities totaled $20.5 million at March 31, 1997, an increase of $4.4 million or 27.0%, over the $16.1 million of investments at December 31, 1996. The increase was primarily due to purchases of $3.5 million of two-year U.S. Treasury notes, $3.0 million of Federal Farm Credit bonds and $1.0 million of FHLB bonds, which were partially offset by the sale of $3.0 million of two-year U.S. Treasury notes. At March 31, 1997, all of the Corporation's investment securities were classified as available for sale and Fidelity had approximately $56,000 of unrealized losses (net of related tax effects) with respect to its investment securities portfolio. Total mortgage-backed securities increased $5.4 million to $46.9 million at March 31,1997 from $41.5 million on December 31, 1996 due to the purchases of $11.5 million of adjustable-rate mortgage-backed securities, which were partially offset by the sale of $3.8 million of fixed-rate mortgage-backed securities and repayments of approximately $1.6 million. At March 31, 1997, $31.5 million of the Corporation's mortgage-backed securities portfolio were classified as available for sale and Fidelity had approximately $98,000 of unrealized losses (net of related tax effects) with respect to such securities. The Savings Bank's investment in adjustable-rate and medium-term (five years or less) fixed-rate mortgage-backed securities amounted to approximately 77.5% of the total portfolio at March 31, 1997, as compared to 62.7% at December 31, 1996. Management's decision to invest in such a portfolio was based on efforts to improve yields on liquid assets while reducing the vulnerability of the Savings Bank's operations to changes in interest rates.

Loans receivable totaled $413.0 million at March 31, 1997 as compared to $396.6 million at December 31,1996. Loans receivable increased by $16.4 million, or 4.2% during the three month period ended March 31,1997, primarily due to $23.1 million of loan originations and $5.0 million of loan participations purchased, which were partially offset by $11.9 of principal repayments. At March 31, 1997, the Savings Bank's allowance for loan losses totaled $1,575,000, an increase of $25,000 from the level maintained at December 31, 1996. At March 31, 1997 the Savings Bank's allowance represented approximately 0.38% of the total loan portfolio and 193.7% of non-performing loans. At that date, the ratio of total non-performing loans to total loans amounted to 0.20%, as compared to 0.28% at December 31,1996. Although management of the Savings Bank believes that its allowance for loan losses at March 31, 1997 was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $420.0 million at March 31, 1997, an increase of $11.8 million, or 2.9% over the $408.2 million of deposits at December 31, 1996. Deposit accounts subject to daily repricing (passbook, money market deposit, NOW and DDA accounts) decreased $1.7 million, or 1.9%, while certificates of deposit accounts increased by $ $13.5 million, or 4.2%. A significant portion of the increase in certificate of deposit accounts was due to increased marketing efforts and attractive rates offered in order to increase deposit balances.

At March 31, 1997, FHLB advances totaled $21.9 million, which represented a $1.7 million, or 8.5%, increase from the $20.2 million balance at December 31,1996. The increase resulted primarily from management's decision to continue utilizing advances to supplement deposits in funding new loan originations.

Stockholders' equity totaled $67.3 million at March 31, 1997, an increase of approximately $562,000, or 0.84%, over the December 31, 1996 total. The increase resulted from undistributed net earnings of approximately $816,000, less an increase in unrealized losses on available for sale securities of approximately $326,000 and amortization of stock benefit plans of approximately $72,000.

Liquidity and Capital Resources
-------------------------------

The Savings Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government and government agency obligations and other similar investments having maturities of five years or less. Such investments are intended to provide a source of relatively liquid funds upon which the Savings Bank may rely, if necessary, to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 5% of certain liabilities as defined by the Office of Thrift Supervision ("OTS") and is changed from time to time to reflect economic conditions.

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investment and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 6.78% at March 31, 1997, as compared to 7.20% at December 31, 1996. At March 31, 1997 the Savings Bank's "liquid" assets totaled approximately $30.5 million, which was $9.9 million in excess of the current OTS minimum requirements.

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization and prepayments of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess fund in overnight deposits and other short-term interest earning assets which provide liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of Cincinnati). At March 31, 1997, the Savings Bank had $21.9 million of outstanding advances from the FHLB of Cincinnati. Furthermore, the Savings Bank has access to the Federal Reserve Bank discount window.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a long-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At March 31, 1997, the total approved loan commitments outstanding amounted to approximately $9.2 million. At the same date, commitments under unused lines of credit secured by one- to four-family residential property amounted to $5.1 million, commitments under unused lines of credit secured by multi-family and non-residential real estate totaled $4.7 million and the unadvanced portion of construction loans approximated $2.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997, totaled $225.7 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated thereunder by the OTS, the Savings Bank is required to maintain minimum levels of capital under three separate standards. The Savings Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5% and 3.0% of adjusted total assets and 8.0% of risk-weighted assets, respectively. At March 31, 1997, the Savings Bank exceeded each of its capital requirements, with tangible, core and risk-based ratios of 9.8%, 9.8% and 19.4%, respectively.

The following table sets forth the Savings Bank's approximate regulatory capital position, in dollars (millions) and as a percentage of applicable assets, at March 31, 1997:


                             Actual            Required            Excess
                         -------------------------------------------------------
Tangible Capital         $48.8      9.8%      $7.4     1.5%     $41.4      8.3%
Core Capital             $48.8      9.8%     $14.9     3.0%     $33.9      6.8%
Risk-based Capital       $50.4     19.4%     $20.8     8.0%     $29.6     11.4%



Comparison of Operating Results for The Three Month Periods Ended March 31, 1997
--------------------------------------------------------------------------------
and 1996
--------

General
-------

Net earnings for the three months ended March 31, 1997, totaled $1.2 million, an increase of

$653,000, or 117.7%, over the $555,000 recorded for the three months ended March 31, 1996. The increase in earnings resulted from a $2.1 million increase in net interest income and a $253,000 increase in total other income, which were partially offset by a $1.3 million increase in general, administrative and other expense along with an increase of $389,000 in Federal income taxes.

Net Interest Income
-------------------

Net interest income increased $2.1 million, or 110.9% for the three month period ended March 31, 1997, as compared to the three months ended March 31, 1996. The increase in net interest income was primarily due to the increase in average interest earning assets of $253.7 million, from $233.6 million for the three months ended March 31, 1996 to $487.3 million for the three months ended March 31, 1997, which was partially offset by an increase in average interest-bearing liabilities of $235.0 million, from $200.5 million for the three months ended March 31, 1996 to $435.5 million for the three months ended March 31, 1997. These increases in average balances primarily reflect the effects of the October 11, 1996 acquisition of Circle Financial Corporation. An increase in the interest rate spread, which averaged 2.69% for the three month period ended March 31, 1997, as compared to 2.43% for the three month period ended March 31, 1996, also contributed to the increase in net interest income.

Interest Income
---------------

Interest income on loans for the three months ended March 31, 1997 increased by $4.2 million, or 110.6%, due to a $218.1 million increase in the average balance of loans outstanding, partially offset by a decrease in the weighted-average yield from 8.13% during the 1996 period to 7.88% during the 1997 period. Interest income on mortgage-backed securities increased by $315,000, or 68.5%, due to a $17.6 million increase in the average balances of mortgage-backed securities outstanding, and to a lesser extent, an increase in the weighted-average yield from 6.41% during the 1996 period to 6.70% during the 1997 period. Interest income on investment securities and other interest-earning assets increased by $281,000, or 105.6%, due primarily to a $18.1 million increase in the average balance outstanding during the three months ended March 31, 1997, and to a lesser extent, an increase in the weighted-average yield from 5.63% during the 1996 period to 5.92% during the 1997 period.

Interest Expense
----------------

Interest expense on deposits increased by $2.6 million, or 109.5%, during the three months ended March 31, 1997. This additional expense was the result of a $229.7 million increase in the average balance of deposits outstanding during the three months ended March 31, 1997, which was partially offset by a decrease in the weighted-average rate paid from 5.21% during the 1996 period to 4.86% during the 1997 period. Interest expense on borrowings increased $82,000, or 33.7%, due primarily to a $5.3 million increase in the average balance of borrowings outstanding during the period.

Provision for Losses on Loans
-----------------------------

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

The provision for loan losses totaled $25,000 and $17,000 for the three months ended March 31, 1997 and 1996, respectively. The provision for loan losses for the three months ended March 31, 1997 and 1996 represented additions to the Savings Bank's allowance primarily as a result of growth in the loan portfolio.

Other Income
------------

Total other income increased by $253,000, or 221.9%, for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The increase was primarily attributable to a $125,000 gain on sales of investment and mortgage-backed securities in the 1997 period, as compared to a $12,000 gain in the 1996 period and an increase of approximately $116,000 in other operating income, which consists primarily of service charges and fees on deposit accounts. The substantial increase in service charges and fee income is the result of the increase in number of transaction type accounts, and includes income of approximately $40,000 for the three month period ended March 31, 1997 in service charges on demand deposit account which were not offered in the 1996 period. Rental income also increased $21,000 during the 1997 period as compared to the 1996 period.

General, Administrative and Other Expenses
------------------------------------------

General, administrative and other expenses for the quarter ended March 31, 1997 increased by $1.3 million as compared to the same period in 1996. During the 1997 period, employee compensation and benefits increased approximately $551,000 and occupancy and equipment expense increased approximately $206,000 over the 1996 period primarily due to the increase in number of employees and maintenance and depreciation charges related to the increased number of branches acquired in the merger with Circle Financial Corporation. The 1997 period had a charge of $175,000 for amortization of goodwill acquired in connection with the merger. There was no such charge in the 1996 period. Franchise taxes increased during the 1997 period $72,000 over the 1996 period, due to the increased net worth of the Corporation. Other operating expenses increased during the 1997 period $299,000 over the 1996 period primarily due to increases in office supplies of approximately $46,000, legal, accounting and other professional fees of approximately $40,000, service and data processing charges of approximately $99,000 and advertising of approximately $84,000.The quarter ended March

31, 1997 reflected a decrease of approximately $38,000 for Federal deposit insurance premiums, despite the $229.7 million increase in the average balances of deposit accounts, due to the recapitalization of SAIF and the resulting reduction in premium rates.

Federal Income Taxes
--------------------

The provision for federal income taxes for the quarter ended March 31, 1997 increased by $389,000, or 137.9%, as compared to the same period in 1996, due primarily to an increase in earnings before income taxes of approximately $1.0 million, or 124.5%. The Corporation's effective tax rates amounted to 35.7% and 33.7% during the three months ended March 31, 1997 and 1996, respectively.

Impact of Inflation and Changing Prices
---------------------------------------

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

                        Fidelity Financial of Ohio, Inc.


                           PART II - OTHER INFORMATION


Item 1            Legal Proceedings
                  N/A

Item 2            Changes in Securities
                  N/A

Item 3            Default upon Senior Securities
                  N/A

Item 4            Submission of Matters to a Vote of Security Holders
                  N/A

Item 5            Other Information
                  N/A

Item 6                     Exhibits and Reports on Form 8-K
                  (a)      Exhibits
                           27. Financial Data Schedule
                  (b)      Reports on Form 8-K
                           N/A

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIDELITY FINANCIAL OF OHIO, INC.


May 14, 1997                             By:  /s/ John R. Reusing
--------------------------               ---------------------------------
Date                                     John R. Reusing,
                                         President and Chief Executive Officer


May 14, 1997                             By:  /s/ Paul D. Staubach
--------------------------               ---------------------------------
Date                                     Paul D. Staubach,
                                         Senior Vice President and
                                         Chief Financial Officer

                        Fidelity Financial of Ohio, Inc.

                                  EXHIBIT INDEX


                                                                          Page
                                                                          ----

Exhibit 27.    Financial Data Schedule                                    20