Form 10-Q
period 1997-06-30
FIDELITY FINANCIAL OF OHIO INC
filed 1997-08-14
CIK 1003468

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended   June 30, 1997
                                                 -------------------

        [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from______________ to ______________

                        Commission file number : 0-27868

                        FIDELITY FINANCIAL OF OHIO, INC.

 State of Incorporation: Ohio                              IRS EIN: 31-1455721

                  4555 Montgomery Road, Cincinnati, Ohio 45212
                                 (513) 351-6666

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO
                                                             ----    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : Shares outstanding as of AUGUST 11, 1997, 5,579,419.

Page 1 of  22. Exhibit index on page 21.

                        FIDELITY FINANCIAL OF OHIO, INC.

                                      INDEX

Part I     Financial Information                                     Page
------     ---------------------                                     Number
                                                                     ------


           Financial Statements:

           Consolidated Statements of Financial Condition
           June 30, 1997 (Unaudited) and December 31, 1996               3

           Consolidated Statements of Earnings (Unaudited)
           For the Six Months and Three Months Ended
           June 30, 1997 and 1996                                        4

           Consolidated Statements of Cash Flows (Unaudited)
           For the Six Months Ended June 30, 1997 and 1996               5

           Notes to Consolidated Financial Statements                    7

           Management's Discussion and Analysis of  Financial
           Condition and Results of Operations                          10

Part II    Other Information
-------    -----------------

           Items 1 through 6                                            18

                        FIDELITY FINANCIAL OF OHIO, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                    June 30,     December 31,
                                                                                     1997           1996
                                                                                 ===========    ============
          ASSETS                                                                 (unaudited)



Cash and due from banks                                                          $     2,265    $     2,121
Interest-bearing deposits in other financial institutions                             12,276         20,489
                                                                                 -----------    -----------
          Cash and cash equivalents                                                   14,541         22,610

Investment securities available for sale - at market                                  19,116         16,120
Mortgage-backed securities available for sale - at market                             20,161         30,760
Mortgage-backed securities - at cost                                                  14,983         10,744
Loans receivable - net                                                               432,401        396,541
Loans held for sale - at lower of cost or market                                         287           --
Office premises and equipment - at depreciated cost                                    7,520          7,371
Federal Home Loan Bank stock - at cost                                                 4,010          3,781
Accrued interest receivable on loans                                                   2,243          1,950
Accrued interest receivable on mortgage-backed securities                                247            310
Accrued interest receivable on investments                                               349            284
Prepaid expenses and other assets                                                        534            371
Goodwill and other intangible assets, net of accumulated amortization                  7,972          8,322
Prepaid federal income taxes                                                             379            754
                                                                                 -----------    -----------

          TOTAL ASSETS                                                           $   524,743    $   499,918
                                                                                 ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $   430,487    $   408,159
Advances from Federal Home Loan Bank                                                  22,455         20,186
Advances by borrowers for taxes and insurance                                          1,600          2,005
Accrued interest and other liabilities                                                 1,862          2,706
Deferred federal income taxes                                                            434            150
                                                                                 -----------    -----------

          TOTAL LIABILITIES                                                          456,838        433,206
                                                                                 -----------    -----------

Preferred stock - authorized, 5,000,000 shares at $0.10 par value; none issued          --             --
Common stock - authorized, 15,000,000 shares at $0.10 par value; 5,593,969
     issued at June 30, 1997 and December 31, 1996                                       559            559
Additional paid-in capital                                                            41,625         41,608
Retained earnings - restricted                                                        28,036         26,311
Less shares acquired by Employee Stock Ownership Plan (ESOP)                          (1,860)        (1,938)
Less 14,550 shares of common stock held in treasury - at cost                           (213)          --
Less shares acquired by Management Recognition Plan (MRP)                               (282)          --
Unrealized gains on securities designated as available for sale,
     net of related tax effects                                                           40            172
                                                                                 -----------    -----------

          TOTAL STOCKHOLDERS' EQUITY                                                  67,905         66,712
                                                                                 -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   524,743    $   499,918
                                                                                 ===========    ===========


                                                   FIDELITY FINANCIAL OF OHIO, INC.
                                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                             (In thousands, except share data, unaudited)

                                                                       Six Months Ended June 30,    Three Months Ended June 30,
                                                                         1997             1996          1997          1996
                                                                       =========================    ============================
Interest income
   Loans                                                                $ 16,252       $ 7,576       $ 8,288       $ 3,794
   Mortgage-backed securities                                              1,455           909           680           449
   Investment securities                                                     593           310           311           217
   Interest-bearing deposits and other                                       496           365           231           192
                                                                        --------       -------       -------       -------
          Total interest income                                           18,796         9,160         9,510         4,652

Interest expense
   Deposits                                                               10,269         4,786         5,229         2,380
   Borrowings                                                                673           466           348           223
                                                                         -------       -------       -------       -------
          Total interest expense                                          10,942         5,252         5,577         2,603
                                                                         -------       -------       -------       -------

          Net interest income                                              7,854         3,908         3,933         2,049
Provision for losses on loans                                                 50            32            25            15
                                                                         -------       -------       -------       -------
          Net interest income after provision for losses on loans          7,804         3,876         3,908         2,034

Other income
   Gain on sale of investment and mortgage-backed securities                 128            12             3          --
   Gain on sale of loans                                                       4             3             4          --
   Gain on sale of real estate                                                 6          --            --            --
   Rental                                                                    116            77            56            38
   Other operating                                                           399           124           223            64
                                                                         -------       -------       -------       -------
          Total  other income                                                653           216           286           102

General, administrative and other expense
   Employee compensation and benefits                                      2,047         1,064           995           563
   Occupancy and equipment                                                   736           356           350           176
   Federal deposit insurance premium                                         123           207            58           104
   Franchise tax                                                             372           226           187           113
   Amortization of goodwill and other intangible assets                      350          --             175          --
   Other operating                                                         1,041           450           520           228
                                                                         -------       -------       -------       -------
          Total general, administrative and other expense                  4,669         2,303         2,285         1,184
                                                                         -------       -------       -------       -------

          Earnings before income taxes                                     3,788         1,789         1,909           952

Federal income taxes                                                       1,359           605           688           323
                                                                         -------       -------       -------       -------

          NET EARNINGS                                                   $ 2,429       $ 1,184       $ 1,221       $   629
                                                                         =======       =======       =======       =======


          EARNINGS PER SHARE                                             $  0.45       $  0.30       $  0.23       $  0.16
                                                                         =======       =======       =======       =======

                        FIDELITY FINANCIAL OF OHIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                            (In thousands, unaudited)

                                                                                              1997                  1996
                                                                                          =============        =============
Cash flows from operating activities:
   Net earnings for the period                                                              $  2,429             $  1,184
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                              340                  149
      Amortization of premiums on investments and
      mortgage-backed securities                                                                  22                   29
      Amortization of deferred loan origination fees                                              (5)                (113)
      Amortization expense of stock benefit plans                                                187                   23
      Amortization of goodwill and other intangible assets                                       350                 --
      Amortization of purchase accounting adjustment                                            (493)                --
      Gain on sale of investments and mortgage-backed securities                                (128)                 (12)
      Gain on sale of mortgage loans                                                              (4)                  (3)
      Loans disbursed for sale in the secondary market                                          (536)                 (40)
      Proceeds from sale of mortgage loans                                                       253                  212
      Gain on sale of office premises and equipment                                               (6)                --
      Federal Home Loan Bank stock dividends                                                    (136)                 (65)
      Provision for losses on loans                                                               50                   32
      Increase (decrease) in cash due to changes in:
         Accrued interest receivable on loans                                                   (293)                 (94)
         Accrued interest receivable on mortgage-backed securities                                63                   18
         Accrued interest receivable on investments                                              (65)                (128)
         Prepaid expenses and other assets                                                      (163)                (267)
         Accrued interest and other liabilities                                                 (844)                 (19)
         Federal income taxes                                                                    729                   75
                                                                                    ----------------     ----------------
            Net cash provided by operating activities                                          1,750                  981

Cash flows provided by (used in) investing activities:
   Investment securities designated available for sale:
      Purchases                                                                               (9,489)             (10,022)
      Proceeds from sales                                                                      6,489                1,004
      Principal repayments                                                                        19                   36
   Mortgage-backed securities designated as available for sale:
      Purchases                                                                               (6,426)              (3,173)
      Proceeds from sales                                                                     14,309                1,006
      Principal repayments                                                                     2,589                3,377
   Mortgage-backed securities designated as held to maturity:
      Purchases                                                                               (5,078)                --
      Principal repayments                                                                       840                 --
   Loans disbursements                                                                       (58,992)             (25,799)
   Purchase of loan participations                                                            (5,038)                --
   Principal repayments on loans                                                              28,402               19,244
   Purchase of Federal Home Loan Bank stock                                                      (93)                 (28)
   Proceeds from sale of office premises and equipment                                           135                 --
   Purchases and additions to office premises and equipment                                     (622)                (202)
                                                                                    ----------------     ----------------
            Net cash used in investing activities                                            (32,955)             (14,557)
                                                                                    ----------------     ----------------

            Net cash used in operating and investing activities
              (subtotal carried forward)                                                     (31,205)             (13,576)
                                                                                    ----------------     ----------------




                        FIDELITY FINANCIAL OF OHIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                            (In thousands, unaudited)

                                                                                1997                   1996
                                                                          =================     ==================
       Net cash used in operating and investing activities
         (subtotal carried forward)                                       $        (31,205)     $       $(13,576)

Cash provided by (used in) financing activities:
   Net increase in deposit accounts                                                 22,569                 3,782
   Proceeds from Federal Home Loan Bank advances                                     9,000                  --
   Repayment of Federal Home Loan Bank advances                                     (6,737)               (3,891)
   Proceeds from sale of common stock                                                 --                  20,434
   Purchase of treasury stock                                                         (219)                 --
   Purchase of stock for management recognition plan                                  (292)                 --
   Proceeds from the exercise of stock options                                           2                     1
   Dividends on common stock                                                          (782)                 (467)
   Advances by borrowers for taxes and insurance                                      (405)                 (714)
                                                                          ----------------      ----------------
            Net cash provided by financing activities                               23,136                19,145
                                                                          ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                                (8,069)                5,569

Cash and cash equivalents at beginning of period                                    22,610                 4,486
                                                                          ----------------      ----------------

Cash and cash equivalents at end of period                                 $        14,541      $         10,055
                                                                          ================      ================


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Federal income taxes                                                $            625      $            530
                                                                          ================      ================

      Interest on deposits and borrowings                                 $         10,901       $         5,225
                                                                          ================      ================

Supplemental disclosure of noncash investing activities:
   Unrealized losses on securities designated as available
      for sale, net of related tax effects                                $           (173)     $           (264)
                                                                          ================      ================

   Exchange of office premises for similar assets                         $           --        $             61
                                                                          ================      ================



                        Fidelity Financial of Ohio, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation
         ----------------------

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

         On October 19, 1995 the Boards of Directors of the Savings Bank and the Mutual Holding Company adopted a Plan of Conversion ("the Plan") and in October 1995, the Savings Bank incorporated Fidelity Financial of Ohio, Inc. ("Fidelity" or the "Corporation") under Ohio law as a first-tier wholly owned subsidiary of the Savings Bank. Pursuant to the Plan, on March 4, 1996, (i) the Corporation completed its stock offering in connection with the Savings Bank's conversion from the mutual holding company form of organization to the stock holding company form whereby 2,278,100 shares of the Corporation's common stock, $0.10 par value per share, were sold at $10 per share; (ii) the Mutual Holding Company converted to an interim federal stock savings institution and simultaneously merged with and into the Savings Bank, pursuant to which the Mutual Holding Company ceased to exist and the outstanding shares of the Savings Bank's common stock held by the Mutual Holding Company were canceled; and (iii) an interim savings bank ("Interim") formed as a wholly-owned subsidiary of the Corporation solely for such purpose, was merged with and into the Savings Bank (the "Conversion and Reorganization"). As a result of the merger of Interim with and into the Savings Bank, the Savings Bank became a wholly-owned subsidiary of the Corporation and the outstanding public Savings Bank's shares were converted into shares of the Corporation pursuant to an exchange ratio of 2.25 shares for one, which resulted in the holders of such shares owning in the aggregate approximately the same percentage of the common stock to be outstanding upon the completion of the Conversion and Reorganization as the percentage of Savings Bank common stock owned in the aggregate immediately prior to consummation of the Conversion and Reorganization. The costs of issuing the common stock were deducted from the sale proceeds of the offering. The offering was completed on March 4, 1996, and resulted in net capital proceeds totaling $20.4 million.

         On April 29, 1996, the Corporation entered into an Agreement of Merger, which was subsequently amended on June 13, 1996, with Circle Financial Corporation ("Circle"), a savings and loan holding company, pursuant to which Circle would merge with and into a wholly-owned subsidiary of the Corporation, and Circle's wholly-owned subsidiary, People's Savings Association ("People's"), would merge with and into the Savings Bank (collectively the "Merger"). The transaction was consummated on October 11, 1996, pursuant to the amended and restated Agreement of Merger, and was accounted for using the purchase method of accounting. The Corporation effected the acquisition through cash payments totaling $12.2 million and the issuance of 1,513,967 shares of its common stock at a fair value of $9.87 per share. The acquisition resulted in the Savings Bank recording residual goodwill totaling $5.4 million, which is being amortized over a fifteen-year term using the straight-line method.

         The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Corporation's Form 10-K for the year ended December 31, 1996.The results of operations for the three months and six months ended June 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for the entire year or any other period.

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

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the six months ended June 30, 1997, would have each been $0.45, and the basic and diluted earnings per share for the six months ended June 30, 1996 would have each been $0.30.

3.       Earnings Per Share
         ------------------

         Earnings per share for the six months and three months ended June 30, 1997 is based on approximately 5,456,683 and 5,462,501 weighted average common and common equivalent shares outstanding, respectively.

         Earnings per share for the six months and three months ended June 30, 1996 is based on approximately 3,903,000 and 3,906,000 weighted average common and common equivalent shares outstanding, respectively.

                        Fidelity Financial of Ohio, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

In the following pages, management presents an analysis of Fidelity's financial condition as of June 30, 1997, and the results of operations for the six month and three month periods ended June 30, 1997, as compared to the same periods in 1996. In addition to this historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Readers should be aware that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

Discussion of Financial Condition Changes from December 31, 1996 to June 30,
1997
-------------------------------------------------------------------------------

The Corporation's assets totaled $524.7 million at June 30, 1997, an increase of $24.8 million, or 5.0%, from the December 31, 1996 total of $499.9 million. This increase was primarily funded by an $22.3 million increase in deposit accounts and an increase of $2.3 million of Federal Home Loan Bank (FHLB) advances.

Cash and cash equivalents, comprised of cash, interest-bearing deposits in other financial institutions and federal funds sold, decreased by $8.1 million to $14.5 million on June 30, 1997 from $22.6 million on December 31, 1996, as a result of management's determination that such funds could be better utilized in the mortgage lending and investing areas. Investment securities totaled $19.1 million at June 30, 1997, an increase of $3.0 million, or 18.6%, over the $16.1 million of investments at December 31, 1996. The increase was primarily due to purchases of $5.5 million of two-year U.S. Treasury notes, $3.0 million of Federal Farm Credit bonds and $1.0 million of FHLB bonds, which were partially offset by the sale of $6.5 million of two-year U.S. Treasury notes. At June 30, 1997, all of the Corporation's investment securities were classified as available for sale and Fidelity had approximately $37,000 of unrealized gains (net of related tax effects) with respect to its investment securities portfolio. Total mortgage-backed securities decreased $6.4 million from $41.5 million on December 31, 1996, to $35.1 million at June 30, 1997, due to the sale of $14.1 million of fixed-rate mortgage-backed securities and repayments of approximately $3.4 million, which were partially offset by the purchase of $11.5 million of adjustable-rate mortgage-backed securities.

At June 30, 1997, $20.2 million of the Corporation's mortgage-backed securities portfolio were classified as available for sale and Fidelity had approximately $3,000 of unrealized gains (net of related tax effects) with respect to such securities. The Savings Bank's investment in adjustable-rate and medium-term (five years or less) fixed-rate mortgage-backed securities amounted to approximately 90.7% of the total portfolio at June 30, 1997, as compared to 62.7% at December 31, 1996. Management's decision to invest in such a portfolio was based on efforts to improve yields on liquid assets while reducing the vulnerability of the Savings Bank's operations to changes in interest rates.

Loans receivable, including loans held for sale, totaled $432.7 million at June 30, 1997, as compared to $396.5 million at December 31,1996. Loans receivable increased by $36.1 million, or 9.1%, during the six month period ended June 30,1997, primarily due to $59.0 million of loan originations and $5.0 million of loan participations purchased, which were partially offset by $28.4 of principal repayments and $250,000 of loan sales. At June 30, 1997, the Savings Bank's allowance for loan losses totaled $1.6 million, an increase of $50,000 from the level maintained at December 31, 1996. At June 30, 1997, the Savings Bank's allowance represented approximately 0.37% of the total loan portfolio and 319.4% of non-performing loans. At that date, the ratio of total non-performing loans to total loans amounted to 0.10%, as compared to 0.28% at December 31,1996. Although management of the Savings Bank believes that its allowance for loan losses at June 30, 1997 was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $430.5 million at June 30, 1997, an increase of $22.3 million, or 5.5%, over the $408.2 million of deposits at December 31, 1996. Deposit accounts subject to daily repricing (passbook, money market deposit, NOW and demand deposit accounts) decreased $2.0 million, or 2.1%, while certificates of deposit accounts increased by $24.3 million, or 7.7%. A significant portion of the increase in certificate of deposit accounts was due to increased marketing efforts and attractive rates offered in order to increase deposit balances.

At June 30, 1997, FHLB advances totaled $22.5 million, which represented a $2.3 million, or 11.2%, increase from the $20.2 million balance at December 31, 1996. The increase resulted primarily from management's decision to continue utilizing advances to supplement deposits in funding new loan originations.

Stockholders' equity totaled $67.9 million at June 30, 1997, an increase of approximately $1.2 million, or 1.8%, over the December 31, 1996 total. The increase resulted from undistributed net earnings of approximately $1.6 million,which was partially offset by a decrease in unrealized gains on available for sale securities of approximately $132,000, amortization of stock benefit plan expense of approximately $78,000, the purchase of shares of common stock for the management recognition plan of $282,000 and the purchase of shares of common stock to be held in treasury of $213,000.

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

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investment and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 7.73% at June 30, 1997, as compared to 7.20% at December 31, 1996. At June 30, 1997, the Savings Bank's "liquid" assets totaled approximately $30.9 million, which was $9.7 million in excess of the current OTS minimum requirements.

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization and prepayments of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest earning assets which provide liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of Cincinnati). At June 30, 1997, the Savings Bank had $22.5 million of outstanding advances from the FHLB of Cincinnati. Additionally, the Savings Bank has access to the Federal Reserve Bank discount window.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a long-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At June 30, 1997, the total approved loan commitments outstanding amounted to approximately $11.2 million. At the same date, commitments under unused lines of credit secured by one- to four-family residential property amounted to $3.4 million, commitments under unused lines of credit secured by multi-family and non-residential real estate totaled $6.5 million and the unadvanced portion of construction loans approximated $4.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1997, totaled $238.9 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

As required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated thereunder by the OTS, the Savings Bank is required to maintain minimum levels of capital under three separate standards. The Savings Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5% and 3.0% of adjusted total assets and 8.0% of risk-weighted assets, respectively. At June 30, 1997, the Savings Bank exceeded each of its capital requirements, with tangible, core and risk-based ratios of 9.9%, 9.9% and 19.3%, respectively.

The following table sets forth the Savings Bank's approximate regulatory capital position, in dollars (millions) and as a percentage of applicable assets, at June 30, 1997:

                                    Actual            Required              Excess
                             ----------------------------------------------------------
Tangible Capital               $  50.3     9.9%    $   7.6    1.5%    $  42.7     8.4%
Core Capital                   $  50.3     9.9%    $  15.3    3.0%    $  35.0     6.9%
Risk-based Capital             $  51.9    19.3%    $  21.5    8.0%    $  30.4    11.3%

Comparison of Operating Results for The Six Month and Three Month Periods Ended
-------------------------------------------------------------------------------
June 30, 1997 and 1996
----------------------

General
-------

Net earnings for the six months and three months ended June 30, 1997, totaled $2.4 million and $1.2 million, respectively, an increase of $1.2 million, or 105.2%, for the six month period and $592,000, or 94.1%, for the three month period over the $1.2 million and $629,000 recorded for the six months and three months ended June 30, 1996. The increase in earnings for the six month period ended June 30, 1997, resulted from a $3.9 million increase in net interest income and a $437,000 increase in total other income, which were partially offset by a $2.4 million increase in general, administrative and other expense along with an increase of $754,000 in Federal income taxes. The increase in earnings for the three month period ended June 30, 1997, resulted from a $1.9 million increase in net interest income and a $184,000 increase in total other income, which were partially offset by a $1.1 million increase in general, administrative and other expense along with an increase of $365,000 in Federal income taxes.

Net Interest Income
-------------------

Net interest income increased $3.9 million, or 101.0%, and $1.9 million, or 91.9%, for the six month period and the three month period ended June 30, 1997, as compared to the same periods ended June 30, 1996. The increase in net interest income for the six month period was primarily due to the increase in average interest earning assets of $254.4 million, from $239.1 million for the six months ended June 30, 1996 to $493.5 million for the six months ended June 30, 1997, which was partially offset by an increase in average interest-bearing liabilities of $240.1 million, from $200.5 million for the six months ended June 30, 1996, to $440.6 million for the six months ended June 30, 1997. The increase in net interest income for the three month period was primarily due to the increase in average interest earning assets of $255.0 million, from $244.6 million for the three months ended June 30, 1996, to $499.6 million for the three months ended June 30, 1997, which was partially offset by an increase in average interest-bearing liabilities of $248.8 million, from $196.8 million for the three months ended June 30, 1996 to $445.6 million for the three months ended June 30, 1997. These increases in average balances primarily reflect the effects of the October 11, 1996 acquisition of Circle. Increases in the interest rate spread, which averaged 2.65% and 2.61% for the six month and three month periods ended June 30, 1997, respectively, as compared to 2.42% and 2.32% for the six month and three month periods ended June 30, 1996, also contributed to the increase in net interest income.

Interest Income
---------------

For the six month period ended June 30, 1997, interest income on loans increased $8.7 million, or 114.5%, compared to the same period ended June 30, 1996. This increase was due primarily to an increase of $226.3 million in the average balance of loans outstanding, which was partially offset by a slight decrease in the average yield earned on the portfolio from 8.07% for the 1996 period, to 7.85% for the 1997 period. Interest income on mortgage-backed securities increased $546,000, or 60.1%, for the six month period ended June 30, 1997, over the comparable 1996 period, due primarily to an increase in the average balances outstanding of $15.1 million. An increase in average yield from 6.33% for the 1996 period to 6.65% for the 1997 period also contributed to the increase in interest income on mortgage-backed securities. Interest and dividends on investment securities and other interest earning assets increased $414,000, or 61.3%, for the six month period ended June 30, 1997 over the comparable period ended June 30, 1996. This increase was due primarily to an increase in the average balances outstanding of $13.1 million. Also contributing to the increase in interest and dividends on investment securities and other interest earning assets was an increase in average yield from 5.96% for the 1996 period to 6.10% for the 1997 period.

For the three month period ended June 30, 1997, interest income on loans increased $4.5 million, or 118.5%, compared to the same period ended June 30, 1996. This increase was due primarily to an increase of $234.4 million in the average balance of loans outstanding, which was partially offset by a slight decrease in the average yield earned on the portfolio from 8.01% for the 1996 period, to 7.82% for the 1997 period. Interest income on mortgage-backed securities increased

$231,000, or 51.4%, for the three month period ended June 30, 1997, over the comparable 1996 period, due primarily to an increase in the average balances outstanding of $12.6 million. An increase in average yield from 6.25% for the 1996 period to 6.58% for the 1997 period also contributed to the increase in interest income on mortgage-backed securities. Interest and dividends on investment securities and other interest earning assets increased $133,000, or 32.5%, for the three month period ended June 30, 1997 over the comparable period ended June 30, 1996. This increase was due primarily to an increase in the average balances outstanding of $8.1 million. Also contributing to the increase in interest and dividends on investment securities and other interest earning assets was an increase in average yield from 6.19% for the 1996 period to 6.27% for the 1997 period.

Interest Expense
----------------

Interest expense on deposits increased by $5.5 million, or 114.6%, for the six months ended June 30, 1997, due to a $234.2 million increase in the average balance of deposits outstanding, partially offset by a decrease in the average rate paid on deposits, from 5.18% for the six months ended June 30, 1996, to 4.90% for the six months ended June 30, 1997. Interest expense on borrowings increased by $207,000, or 44.4%, due to a $5.9 million increase in the average balance of borrowings outstanding and an increase in the average rate paid, from 5.95% for the six months ended June 30, 1996, to 5.63% for the six months ended June 30, 1997.

Interest expense on deposits increased by $2.8 million, or 119.7%, for the three months ended June 30, 1997, due to a $240.9 million increase in the average balance of deposits outstanding, partially offset by a decrease in the average rate paid on deposits, from 5.22% for the three months ended June 30, 1996, to 4.94% for the three months ended June 30, 1997. Interest expense on borrowings increased by $125,000, or 56.1%, due to a $7.9 million increase in the average balance of borrowings outstanding and an increase in the average rate paid, from 6.23% for the three months ended June 30, 1996, to 6.27% for the three months ended June 30, 1997.

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

The provision for loan losses totaled $50,000 and $25,000 for the six months and three months ended June 30, 1997 and $32,000 and $15,000 for the six months and three months ended June 30, 1996, respectively. The provision for loan losses for the six months and three months ended June 30, 1997 and 1996 represented additions to the Savings Bank's general allowance for loan losses primarily as a result of growth in the loan portfolio.

Other Income
------------

Total other income increased by $437,000, or 202.3%, for the six months ended June 30, 1997 as compared to the six month period ended June 30, 1996. The increase was primarily attributable to increases in other operating income of $275,000, consisting primarily of service charges and fees on deposit account resulting from the increase in number of transaction type accounts, including income of approximately $68,000, in the 1997 period, in service charges on demand deposit accounts which were not offered in the 1996 period. The increase in other income was also attributable to an increase of $116,000 in gain on sales of investment and mortgage-backed securities in the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996. Rental income also increased $39,000 during the 1997 period as compared to the 1996 period.

Total other income increased by $184,000, or 180.4%, for the three months ended June 30, 1997 as compared to the three month period ended June 30, 1996. The increase was primarily attributable to increases in other operating income of $159,000, consisting primarily of service charges and fees on deposit account resulting from the increase in number of transaction type accounts, in the 1997 period. The increase in other income was also attributable to an increase of $18,000 in rental income during the 1997 period as compared to the 1996 period. The 1997 period also included a $3,000 gain on sale of investment and mortgage-backed securities and a $4,000 gain on sale of loans. There were no such gains in the 1996 period.

General, Administrative and Other Expenses
------------------------------------------

General, administrative and other expenses for the six months ended June 30, 1997 increased by $2.4 million, or 102.7%, as compared to the same period in 1996. During the six month period ended June 30, 1997 employee compensation and benefits increased approximately $983,000 and occupancy and equipment expense increased approximately $380,000 over the comparable 1996 period, primarily due to the increase in number of employees and maintenance and depreciation charges related to the increased number of branches acquired in the merger with Circle Financial Corporation. The 1997 six month period had a charge of $350,000 for amortization of goodwill acquired in connection with the merger. There was no such charge in the 1996 period. Franchise taxes increased during the 1997 period $146,000 over the 1996 period, due to the increased net worth of the Corporation. Other operating expenses increased during the 1997 period $591,000 over the 1996 period primarily due to increases in office supplies of approximately $45,000, legal, accounting and other professional fees of approximately $69,000, service and data processing charges of approximately $154,000 and advertising of approximately $160,000.The six months ended June 30, 1997 reflected a decrease of approximately $84,000 for Federal deposit insurance premiums, despite the $234.2 million increase in the average balances of deposit accounts, due to the recapitalization of SAIF and the resulting reduction in premium rates.

General, administrative and other expenses for the three months ended June 30, 1997 increased by $1.1 million, or 93.0%, as compared to the same period in 1996. During the three month period ended June 30, 1997 employee compensation and benefits increased approximately $432,000, occupancy and equipment expense increased approximately $174,000, Federal deposit insurance premiums decreased $46,000, and franchise taxes increased $74,000 over the comparable 1996 period, as discussed above.The 1997 three month period had a charge of $175,000 for amortization of goodwill acquired in connection with the merger. There was no such charge in the 1996 period. Other operating expenses increased during the 1997 period $292,000 over the 1996 period primarily due to increases in office supplies of approximately $11,000, legal, accounting and other professional fees of approximately $29,000, service and data processing charges of approximately $55,000 and advertising of approximately $76,000.

Federal Income Taxes
--------------------

The provision for federal income taxes for the six month and three month periods ended June 30, 1997 increased by $754,000, or 124.6%, and $365,000, or 113.0%, as compared to the same periods ended June 30, 1996, due primarily to an increase in earnings before income taxes of approximately $2.0 million, or 111.7%, and $957,000, or 100.5%, respectively. The Corporation's effective tax rates amounted to 35.9% and 33.8% during the six months ended June 30, 1997 and 1996, respectively, and 36.0% and 33.9% during the three months ended June 30, 1997 and 1996, respectively.

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

Item 1       Legal Proceedings
             N/A

Item 2       Changes in Securities
             N/A

Item 3       Default upon Senior Securities
             N/A

Item 4       Submission of Matters to a Vote of Security Holders

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             AT THE ANNUAL MEETING HELD ON APRIL 29, 1997

             1.       Election of Directors
                      ---------------------
             The nominees and voting were as follows:

             Nominees                                For              Against
             --------                                ---              -------
             David A. Luecke                         4,972,428        35,414
             John R. Reusing                         4,969,808        38,034
             Robert W. Zumbiel                       4,968,518        39,324
             There were 586,127 non-votes.

             2.       Proposal to adopt the 1997 Stock Option Plan
                      --------------------------------------------
             Voting on the proposal to adopt the 1997 Stock Option Plan was as follows:

                  For                       Against                    Abstain
                  ---                       -------                    -------
                  3,294,993                 295,698                    49,810

             3.       Proposal to adopt the 1997 Management Recognition Plan
                      ------------------------------------------------------
                      and Trust
                      ---------
             Voting on the proposal to adopt the 1997 Management Recognition Plan and Trust was as follows:

             For                       Against                    Abstain
             ---                       -------                    -------
             3,304,104                 318,766                    65,508

             4.     Ratification of independent auditors
                    ------------------------------------
             Voting on the proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for fiscal 1997 was as follows:

             For                       Against                    Abstain
             ---                       -------                    -------
             4,912,114                 74,688                     21,040

             5.     Proposal to adjourn the Annual Meeting, if necessary,
                    -----------------------------------------------------
                    to solicit  additional proxies
                    ------------------------------
             Voting on the proposal to adjourn the Annual Meeting, if necessary, to solicit additional proxies was as follows:

             For                       Against                    Abstain
             ---                       -------                    -------
             4,671,729                 281,034                    55,079

Item 5       Other Information
             N/A

Item 6       Exhibits and Reports on Form 8-K
             (a)      Exhibits
                      Exhibit No. 27. Financial Data Schedule
             (b)      Reports on Form 8-K
                      N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIDELITY FINANCIAL OF OHIO, INC.

August 11, 1997                     By:  /s/ John R. Reusing
------------------------            ---------------------------------------
Date                                John R. Reusing,
                                    President and Chief Executive Officer



August 11, 1997                     By:  /s/ Paul D. Staubach
------------------------            ---------------------------------------
Date                                Paul D. Staubach,
                                    Senior Vice President and
                                    Chief Financial Officer

                        Fidelity Financial of Ohio, Inc.

                                  EXHIBIT INDEX

                                                               Page
                                                               ----

Exhibit 27.      Financial Data Schedule                         22