Form 10-Q
period 1997-09-30
FIDELITY FINANCIAL OF OHIO INC
filed 1997-11-13
CIK 1003468

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                             -------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from               to
                                         ---------------   ---------------

                        Commission file number : 0-27868

                        FIDELITY FINANCIAL OF OHIO, INC.

State of Incorporation: Ohio                                IRS EIN: 31-1455721

                  4555 Montgomery Road, Cincinnati, Ohio 45212
                                 (513) 351-6666

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : Shares outstanding as of
November 11, 1997, 5,579,719.
-----------------  ----------


Page 1 of 22. Exhibit index on page 21.

                        FIDELITY FINANCIAL OF OHIO, INC.
                                      INDEX

Part I                              Financial Information                                                          Page
------                              ---------------------                                                          ----
                                                                                                                  Number
                                                                                                                  ------
Item 1                     Financial Statements:
                           Consolidated Statements of Financial Condition
                           September 30, 1997 (Unaudited) and December 31, 1996                                      3

                           Consolidated Statements of Operations (Unaudited)
                           For the Nine Months and Three Months Ended
                           September 30, 1997 and 1996                                                               4

                           Consolidated Statements of Cash Flows (Unaudited)
                           For the Nine Months Ended September 30, 1997 and 1996                                     5

                           Notes to Consolidated Financial Statements                                                7

Item 2                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                      10

Item 3                     Quantitative and Qualitative Disclosures
                           About Market Risk                                                                        19


Part II                    Other Information
-------                    -----------------

                           Items 1 through 6                                                                        20

                        FIDELITY FINANCIAL OF OHIO, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                   September 30,      December 31,
                                                                                       1997              1996
                                                                                   -------------      ------------
          ASSETS                                                                    (unaudited)
Cash and due from banks                                                             $     2,161       $     2,121
Federal funds sold                                                                        8,790            13,820
Interest-bearing deposits in other financial institutions                                 4,168             6,669
                                                                                    -----------       -----------
          Cash and cash equivalents                                                      15,119            22,610

Investment securities available for sale - at market                                     12,039            16,120
Mortgage-backed securities available for sale - at market                                23,016            30,760
Mortgage-backed securities - at cost, approximate market value of
     $14,401 and $10,831 at September 30, 1997 and December 31, 1996                     14,261            10,744
Loans receivable - net                                                                  441,418           396,541
Loans held for sale - at lower of cost or market                                            129              --
Office premises and equipment - at depreciated cost                                       7,380             7,371
Federal Home Loan Bank stock - at cost                                                    4,083             3,781
Accrued interest receivable on loans                                                      2,263             1,950
Accrued interest receivable on mortgage-backed securities                                   270               310
Accrued interest receivable on investments                                                  133               284
Prepaid expenses and other assets                                                           522               371
Goodwill and other intangible assets, net of accumulated amortization                     7,799             8,322
Prepaid federal income taxes                                                                272               754
                                                                                    -----------       -----------
          TOTAL ASSETS                                                              $   528,704       $   499,918
                                                                                    ===========       ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                            $   422,826       $   408,159
Advances from Federal Home Loan Bank                                                     33,077            20,186
Advances by borrowers for taxes and insurance                                             1,528             2,005
Accrued interest and other liabilities                                                    1,803             2,706
Deferred federal income taxes                                                               595               150
                                                                                    -----------       -----------
          TOTAL LIABILITIES                                                             459,829           433,206
                                                                                    -----------       -----------
Preferred stock - authorized, 5,000,000 shares at $0.10 par value; none issued             --                --
Common stock - authorized, 15,000,000 shares at $0.10 par value; 5,593,969
     issued at September 30, 1997 and December 31, 1996                                     559               559
Additional paid-in capital                                                               41,625            41,608
Retained earnings - restricted                                                           28,885            26,311
Less shares acquired by Employee Stock Ownership Plan (ESOP)                             (1,822)           (1,938)
Less 14,250 shares of common stock held in treasury - at cost                              (208)             --
Less shares acquired by Management Recognition Plan (MRP)                                  (272)             --
Unrealized gains on securities designated as available for sale,
     net of related tax effects                                                             108               172
                                                                                    -----------       -----------
          TOTAL STOCKHOLDERS' EQUITY                                                     68,875            66,712
                                                                                    -----------       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   528,704       $   499,918
                                                                                    ===========       ===========

                        FIDELITY FINANCIAL OF OHIO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share data, unaudited)

                                                                    Nine Months Ended September 30, Three Months Ended September 30,
                                                                          1997         1996                  1997        1996
                                                                    ------------------------------- --------------------------------
Interest income
   Loans                                                                 $24,765      $11,435              $ 8,513      $ 3,859
   Mortgage-backed securities                                              2,057        1,340                  602          431
   Investment securities                                                     862          555                  268          245
   Interest-bearing deposits and other                                       765          522                  269          157
                                                                         -------      -------              -------      -------
          Total interest income                                           28,449       13,852                9,652        4,692

Interest expense
   Deposits                                                               15,601        7,190                5,332        2,404
   Borrowings                                                              1,106          680                  433          214
                                                                         -------      -------              -------      -------
          Total interest expense                                          16,707        7,870                5,765        2,618
                                                                         -------      -------              -------      -------
          Net interest income                                             11,742        5,982                3,887        2,074
Provision for losses on loans                                                 75           48                   25           16
                                                                         -------      -------              -------      -------
          Net interest income after provision for losses on loans         11,667        5,934                3,862        2,058

Other income
   Gain (loss) on sale of investment and mortgage-backed securities          136            2                    8          (10)
   Gain on sale of loans                                                      29            3                   25         --
   Gain on sale of real estate                                                 6         --                   --           --
   Rental                                                                    164          124                   48           47
   Other operating                                                           644          191                  246           67
                                                                         -------      -------              -------      -------
          Total  other income                                                979          320                  327          104

General, administrative and other expense
   Employee compensation and benefits                                      3,066        1,658                1,019          594
   Occupancy and equipment                                                 1,115          546                  379          190
   Federal deposit insurance premium                                         189        1,446                   66        1,239
   Franchise tax                                                             557          339                  185          113
   Amortization of goodwill and other intangible assets                      523         --                    173         --
   Other operating                                                         1,559          693                  518          243
                                                                         -------      -------              -------      -------
          Total general, administrative and other expense                  7,009        4,682                2,340        2,379
                                                                         -------      -------              -------      -------
          Earnings (loss) before income taxes (credits)                    5,637        1,572                1,849         (217)

Federal income taxes (credits)
   Current                                                                 1,513          455                  507          (59)
   Deferred                                                                  479           79                  126          (12)
                                                                         -------      -------              -------      -------
          Total federal income taxes (credits)                             1,992          534                  633          (71)
                                                                         -------      -------              -------      -------
          NET EARNINGS (LOSS)                                            $ 3,645      $ 1,038              $ 1,216      $  (146)
                                                                         =======      =======              =======      =======
          EARNINGS (LOSS) PER SHARE                                      $  0.67      $  0.26              $  0.22      $ (0.04)
                                                                         =======      =======              =======      =======

                        FIDELITY FINANCIAL OF OHIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                            (In thousands, unaudited)

                                                                                    1997           1996
                                                                                  --------       --------
Cash flows from operating activities:
   Net earnings for the period                                                    $  3,645       $  1,038
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                    488            227
      Amortization of premiums on investments and
           mortgage-backed securities                                                   20             38
      Amortization of deferred loan origination fees (costs)                           165           (144)
      Amortization expense of stock benefit plans                                      233            117
      Amortization of goodwill and other intangible assets                             523           --
      Amortization of purchase accounting adjustments                                 (640)          --
      Gain on sale of investments and mortgage-backed securities                      (136)            (2)
      Gain on sale of mortgage loans                                                   (29)            (3)
      Loans disbursed for sale in the secondary market                              (2,086)           (71)
      Proceeds from sale of mortgage loans                                           1,974            353
      Gain on sale of office premises and equipment                                     (6)          --
      Federal Home Loan Bank stock dividends                                          (209)          (100)
      Provision for losses on loans                                                     75             48
      Increase (decrease) in cash due to changes in:
         Accrued interest receivable on loans                                         (313)           (99)
         Accrued interest receivable on mortgage-backed securities                      40             27
         Accrued interest receivable on investments                                    151           (178)
         Prepaid expenses and other assets                                            (151)          (380)
         Accrued interest and other liabilities                                       (903)         1,271
         Federal income taxes                                                          986           (331)
                                                                                  --------       --------
            Net cash provided by operating activities                                3,827          1,811

Cash flows provided by (used in) investing activities: Investment securities designated available for sale:
      Purchases                                                                    (12,508)       (11,521)
      Proceeds from sales                                                           16,575          2,994
      Principal repayments                                                              38             66
   Mortgage-backed securities designated as available for sale:
      Purchases                                                                    (10,040)        (3,173)
      Proceeds from sales                                                           14,306          1,006
      Principal repayments                                                           3,473          4,449
   Mortgage-backed securities designated as held to maturity:
      Purchases                                                                     (5,078)          --
      Principal repayments                                                           1,550           --
   Loans disbursements                                                             (88,981)       (36,972)
   Purchase of loan participations                                                  (5,038)          --
   Principal repayments on loans                                                    49,267         28,125
   Purchase of Federal Home Loan Bank stock                                            (93)           (28)
   Proceeds from sale of office premises and equipment                                 135           --
   Purchases and additions to office premises and equipment                           (631)          (316)
                                                                                  --------       --------
            Net cash used in investing activities                                  (37,025)       (15,370)
                                                                                  --------       --------
            Net cash used in operating and investing activities
              (subtotal carried forward)                                           (33,198)       (13,559)
                                                                                  --------       --------

                        FIDELITY FINANCIAL OF OHIO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                            (In thousands, unaudited)

                                                                  1997           1996
                                                                --------       --------
       Net cash used in operating and investing activities
         (subtotal carried forward)                             $(33,198)      $(13,559)

Cash provided by (used in) financing activities:
   Net increase in deposit accounts                               14,976          7,583
   Proceeds from Federal Home Loan Bank advances                  20,000           --
   Repayment of Federal Home Loan Bank advances                   (7,116)        (4,176)
   Repayment of loan to ESOP                                        --             (178)
   Proceeds from sale of common stock                               --           20,434
   Purchase of treasury stock                                       (219)          --
   Purchase of stock for management recognition plan                (292)          --
   Proceeds from the exercise of stock options                         7             24
   Dividends on common stock                                      (1,172)          (661)
   Advances by borrowers for taxes and insurance                    (477)          (397)
                                                                --------       --------
            Net cash provided by financing activities             25,707         22,629
                                                                --------       --------
Net increase (decrease) in cash and cash equivalents              (7,491)         9,070

Cash and cash equivalents at beginning of period                  22,610          4,486
                                                                --------       --------

Cash and cash equivalents at end of period                      $ 15,119       $ 13,556
                                                                ========       ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Federal income taxes                                      $  1,025       $    835
                                                                ========       ========
      Interest on deposits and borrowings                       $ 16,957       $  7,851
                                                                ========       ========
Supplemental disclosure of noncash investing activities:
   Unrealized losses on securities designated as available
      for sale, net of related tax effects                      $    (64)      $   (277)
                                                                ========       ========
   Exchange of office premises for similar assets               $      -       $     61
                                                                ========       ========

                        Fidelity Financial of Ohio, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation
         ----------------------

         On April 29, 1996, Fidelity Financial of Ohio, Inc. ("Fidelity" or the "Corporation") entered into an Agreement of Merger, which was subsequently amended on June 13, 1996, with Circle Financial Corporation ("Circle"), a savings and loan holding company, pursuant to which Circle would merge with and into a wholly-owned subsidiary of the Corporation, and Circle's wholly-owned subsidiary, People's Savings Association ("People's"), would merge with and into Fidelity Federal Savings Bank (the "Savings Bank") (collectively the "Merger"). The transaction was consummated on October 11, 1996, pursuant to the amended and restated Agreement of Merger, and was accounted for using the purchase method of accounting. The Corporation effected the acquisition through cash payments totaling $12.2 million and the issuance of 1,513,967 shares of its common stock at a fair value of $9.87 per share. The acquisition resulted in the Savings Bank recording residual goodwill totaling $5.4 million, which is being amortized over a fifteen-year term using the straight-line method.

         The unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Corporation's Form 10-K for the year ended December 31, 1996. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire year or any other period.

2.       Effect of Recent Accounting Pronouncements
         ------------------------------------------

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all stock-based compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if this Statement had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore, the disclosure provisions of SFAS No. 123 have no effect on its consolidated financial condition or results of operations.

         In June 1996 the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The standard is based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1997. Management does not expect any material financial statement impact from adoption of SFAS No. 125.

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the nine months ended September 30, 1997, would have each been $0.67, and the basic and diluted earnings per share for the nine months ended September 30, 1996 would have each been $0.26.

         In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of generalpurpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

3.       Earnings Per Share
         ------------------

         Earnings per share for the nine months and three months ended September 30, 1997 is based on approximately 5,463,000 and 5,468,000 weighted average common and common equivalent shares outstanding, respectively.

         Earnings per share for the nine months and three months ended September 30, 1996 is based on approximately 3,904,000 and 3,905,000 weighted average common and common equivalent shares outstanding, respectively.

                        Fidelity Financial of Ohio, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Item 2

In the following pages, management presents an analysis of Fidelity's financial condition as of September 30, 1997, and the results of operations for the nine month and three month periods ended September 30, 1997, as compared to the same periods in 1996. In addition to this historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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


Discussion of Financial Condition Changes from December 31, 1996 to September
-----------------------------------------------------------------------------
30, 1997
--------

The Corporation's assets totaled $528.7 million at September 30, 1997, an increase of $28.8 million, or 5.8%, from the December 31, 1996 total of $499.9 million. This increase was primarily funded by a $14.7 million increase in deposit accounts and an increase of $12.9 million in Federal Home Loan Bank
(FHLB) advances.

Cash and cash equivalents, comprised of cash, interest-bearing deposits in other financial institutions and federal funds sold, decreased by $7.5 million to $15.1 million on September 30, 1997 from $22.6 million on December 31, 1996, as a result of management redeploying excess liquidity into loan originations. Investment securities totaled $12.0 million at September 30, 1997, a decrease of $4.1 million, or 25.3%, from the $16.1 million of investments at December 31, 1996. The decrease in investment securities was primarily the result of the sale of approximately $3.5 million of two-year U.S. Treasury notes during the third quarter of 1997. The proceeds from such sale were reinvested in medium-term (five years or less) fixed-rate mortgage-backed securities. At September 30, 1997, all of the Corporation's investment securities were classified as available for sale and Fidelity had approximately $50,000 of unrealized gains (net of related tax effects) with respect to its investment securities portfolio. Total mortgage-backed securities decreased $4.2 million, from $41.5 million on December 31, 1996, to $37.3 million at September 30, 1997, due to the sale of $14.2 million of fixed-rate mortgage-backed securities and repayments of approximately

$5.0 million, which were partially offset by the purchase of $5.1 million of adjustable-rate mortgage-backed securities and $10.0 million of medium-term fixed-rate mortgage-backed securities. At September 30, 1997, $23.0 million of the Corporation's mortgage-backed securities portfolio were classified as available for sale and Fidelity had approximately $58,000 of unrealized gains (net of related tax effects) with respect to such securities. Due to changes within the portfolio during the nine months ended September 30, 1997, the Corporation's investment in adjustable-rate and medium-term fixed-rate mortgage-backed securities totaled 100.0% of the portfolio, as compared to 62.7% at December 31, 1996. Management's decision to invest in such a portfolio was based on efforts to improve yields on liquid assets while reducing the vulnerability of the Savings Bank's operations to changes in interest rates.

Loans receivable, including loans held for sale, totaled $441.5 million at September 30, 1997, as compared to $396.5 million at December 31,1996. Loans receivable increased by $45.0 million, or 11.3%, during the nine month period ended September 30,1997, primarily due to $91.1 million of loan originations and $5.0 million of loan participations purchased, which were partially offset by $49.3 of principal repayments and $1.9 million of loan sales. At September 30, 1997, the Savings Bank's allowance for loan losses totaled $1.6 million, an increase of $75,000 from the level maintained at December 31, 1996. At September 30, 1997, the Savings Bank's allowance represented approximately 0.36% of the total loan portfolio and 106.3% of non-performing loans. At September 30, 1997, the Savings Bank had $1.5 million of non performing loans, as compared to $1.1 million at December 31, 1996. At September 30, 1997, the ratio of total non-performing loans to total loans amounted to 0.34%, as compared to 0.28% at December 31,1996. Although management of the Savings Bank believes that its allowance for loan losses at September 30, 1997 was adequate based on the available facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $422.8 million at September 30, 1997, an increase of $14.7 million, or 3.6%, over the $408.2 million of deposits at December 31, 1996. Deposit accounts subject to daily repricing (passbook, money market deposit, NOW and demand deposit accounts) decreased $4.5 million, or 4.8%, while certificates of deposit accounts increased by $19.2 million, or 6.1%. A significant portion of the increase in certificate of deposit accounts was due to increased marketing efforts and attractive rates offered in order to increase deposit balances.

At September 30, 1997, FHLB advances totaled $33.1 million, which represented a $12.9 million, or 63.9%, increase from the $20.2 million balance at December 31, 1996. The increase resulted primarily from management's decision fund certain non-residential real estate loan originations with FHLB advances of similar maturity.

Stockholders' equity totaled $68.9 million at September 30, 1997, an increase of approximately $2.2 million, or 3.2%, over the December 31, 1996 total. The increase resulted from undistributed net earnings of $2.5 million and amortization of stock benefit plan expense of approximately $233,000, which were partially offset by a decrease in unrealized gains on available for sale securities of approximately $64,000, the purchase of shares of common stock for the management recognition plan of $292,000 and the purchase of shares of common stock to be held in treasury of $219,000.

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

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities), investment and qualifying mortgage-backed securities to the sum of total deposits plus borrowings payable within one year, was 6.33% at September 30, 1997, as compared to 7.20% at December 31, 1996. At September 30, 1997, the Savings Bank's "liquid" assets totaled approximately $28.9 million, which was $7.4 million in excess of the current OTS minimum requirements.

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization and prepayments of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest earning assets which provide liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of Cincinnati). At September 30, 1997, the Savings Bank had $33.1 million of outstanding advances from the FHLB of Cincinnati. Additionally, the Savings Bank has access to the Federal Reserve Bank discount window.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a long-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At September 30, 1997, the total approved loan commitments outstanding amounted to approximately $9.9 million and commitments to purchase participation loans totaled approximately $4.2 million. At the same date, commitments under unused lines of credit secured by one- to four-family residential property amounted to $6.1 million, commitments under unused lines of credit secured by multi-family and non-residential real estate totaled $5.1 million and the unadvanced portion of construction loans approximated $6.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1997, totaled $239.0 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

The Savings Bank is required to maintain minimum levels of capital under three separate standards. The Savings Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of 1.5% and 3.0% of adjusted total assets and 8.0% of risk-weighted assets, respectively. At September 30, 1997, the Savings Bank exceeded each of its capital requirements, with tangible, core and risk-based ratios of 10.1%, 10.1% and 18.7%, respectively.

The following table sets forth the Savings Bank's approximate regulatory capital position, in dollars (millions) and as a percentage of applicable assets, at September 30, 1997:

                                                  Actual                 Required                 Excess
                                            -----------------------------------------------------------------
Tangible Capital                            $51.7       10.1%        $ 7.7     1.5%           $44.0      8.6%
Core Capital                                $51.7       10.1%        $15.4     3.0%           $36.3      7.1%
Risk-based Capital                          $53.3       18.7%        $22.8     8.0%           $30.5     10.7%

Comparison of Operating Results for The Nine Month and Three Month Periods Ended
--------------------------------------------------------------------------------
September 30, 1997 and 1996
---------------------------

General
-------

Net earnings for the nine months ended September 30, 1997, totaled $3.6 million, or $.67 per share, as compared to $1.0 million, or $.26 per share, for the nine months ended September 30, 1996, an increase of $2.6 million. The net earnings for the nine months ended September 30, 1996 was negatively impacted by a $749,000 after-tax charge relating to the Federal Deposit Insurance Corporation ("FDIC") special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Excluding the SAIF assessment, net earnings for the 1996 period would have been $1.8 million, or $.45 per share. In comparing the nine months ended September 30, 1997 with the adjusted 1996 period, net earnings increased $1.9 million and $.22 per share, or 104.0%. The increase resulted primarily from a $5.8 million increase in net interest income and a $659,000 increase in other income, which were partially offset by a $3.5 million increase in general, administrative and other expense (as adjusted to exclude the $1.1 million before tax charge relating to the SAIF assessment) and a $1.1 million increase in the provision for federal income taxes (as adjusted to exclude the tax benefits recognized in connection with the SAIF assessment).

Net earnings for the three months ended September 30, 1997 totaled $1.2 million, or $.22 per share, as compared to a loss of $146,000, or $.04 per share loss, for the three months ended September 30, 1996. The earnings for the three months ended September 30, 1996, Excluding the SAIF assessment of $749,000 on an after-tax basis, would have totaled $603,000, or $.15 per share. Absent the SAIF assessment in 1996, net earnings for the quarter ended September 30, 1997 increased $613,000 and $.07 per share, or 101.7%. The increase resulted primarily from a $1.8 million increase in net interest income and a $223,000 increase in other income, which were partially offset by a $1.1 million increase in general, administrative and other expenses (as adjusted to exclude the $1.1 million before tax charge relating to the SAIF assessment) and a $318,000 increase in the provision for federal income taxes (as adjusted to exclude the tax benefits recognized in connection with the SAIF assessment).

Net Interest Income
-------------------

Net interest income increased $5.8 million, or 96.3%, and $1.8 million, or 87.4%, for the nine month period and the three month period ended September 30, 1997, as compared to the same periods ended September 30, 1996. The increase in net interest income for the nine month period was primarily due to the increase in average interest earning assets of $255.9 million, from $242.2 million for the nine months ended September 30, 1996 to $498.1 million for the nine months ended September 30, 1997, which was partially offset by an increase in average interest-bearing liabilities of $245.9 million, from $198.9 million for the nine months ended September 30, 1996, to $444.8 million for the nine months ended September 30, 1997. The increase in net interest income for the three month period was primarily due to the increase in average interest earning assets of $259.0 million, from $248.1 million for the three months ended September 30, 1996, to $507.1 million for the three months ended September 30, 1997, which was partially offset by an increase in average interest-bearing liabilities of $253.6 million, from $199.5 million for the three months ended September 30, 1996 to $453.1 million for the three months ended September 30, 1997. These increases in average balances primarily reflect the effects of the October 11, 1996 acquisition of Circle. Increases in the interest rate spread, which averaged 2.61% and 2.52% for the nine month and three month periods ended September 30, 1997, respectively, as compared to 2.35% and 2.32% for the nine month and three month periods ended September 30, 1996, also contributed to the increase in net interest income.

Interest Income
---------------

For the nine month period ended September 30, 1997, interest income on loans increased $13.3 million, or 116.6%, compared to the same period ended September 30, 1996. This increase was due primarily to an increase of $232.7 million in the average balance of loans outstanding, which was partially offset by a decrease in the average yield earned on the portfolio from 8.04% for the 1996 period, to 7.82% for the 1997 period. Interest income on mortgage-backed securities increased $717,000, or 53.5%, for the nine month period ended September 30, 1997, over the comparable 1996 period, due primarily to an increase in the average balance of such securities outstanding of $12.2 million. An increase in average yield from 6.28% for the 1996 period to 6.75% for the 1997 period also contributed to the increase in interest income on mortgage-backed securities. Interest and dividends on investment securities and other interest earning assets increased $550,000, or 51.1%, for the nine month period ended September 30, 1997 over the comparable period ended September 30, 1996. This increase was due primarily to an increase in the average balance of such assets outstanding of $11.0 million. Also contributing to the increase in interest and dividends on investment securities and other interest earning assets was an increase in average yield from 5.95% for the 1996 period to 6.18% for the 1997 period.

For the three month period ended September 30, 1997, interest income on loans increased $4.7 million, or 120.6%, compared to the same period ended September 30, 1996. This increase was due primarily to an increase of $245.4 million in the average balance of loans outstanding, which was partially offset by a decrease in the average yield earned on the portfolio from 7.98% for the 1996 period, to 7.76% for the 1997 period. Interest income on mortgage-backed securities increased $171,000, or 39.7%, for the three month period ended September 30, 1997, over the comparable 1996 period, due primarily to an increase in the average balance of such securities outstanding of $6.7 million. An increase in average yield from 6.21% for the 1996 period to 6.99% for the 1997 period also contributed to the increase in interest income on mortgage-backed securities. Interest and dividends on investment securities and other interest earning assets increased $135,000, or 33.6%, for the three month period ended September 30, 1997 over the comparable period ended September 30, 1996. This increase was due primarily to an increase in the average balance of such assets outstanding of $6.8 million. Also contributing to the increase in interest and dividends on investment securities and other interest earning assets was an increase in average yield from 5.95% for the 1996 period to 6.34% for the 1997 period.

Interest Expense
----------------

Interest expense on deposits increased by $8.4 million, or 117.0%, for the nine months ended September 30, 1997, due to a $236.8 million increase in the average balance of deposits outstanding, partially offset by a decrease in the average rate paid on deposits, from 5.20% for the nine months ended September 30, 1996, to 4.94% for the nine months ended September 30, 1997. Interest expense on borrowings increased by $426,000, or 62.6%, due to a $9.0 million increase in the average balance of borrowings outstanding and, to a lesser extent, an increase in the average rate paid thereon, from 6.23% for the nine months ended September 30, 1996, to 6.25% for the nine months ended September 30, 1997.

Interest expense on deposits increased by $2.9 million, or 121.8%, for the three months ended September 30, 1997, due to a $239.8 million increase in the average balance of deposits outstanding, partially offset by a decrease in the average rate paid on deposits, from 5.18% for the three months ended September 30, 1996, to 5.01% for the three months ended September 30, 1997. Interest expense on borrowings increased by $219,000, or 102.3%, due to a $13.8 million increase in the average balance of borrowings outstanding and an increase in the average rate paid thereon, from 6.26% for the three months ended September 30, 1996, to 6.29% for the three months ended September 30, 1997.

Provision for Losses on Loans
-----------------------------

Provisions for losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio.

The provision for loan losses totaled $75,000 and $25,000 for the nine months and three months ended September 30, 1997 and $48,000 and $16,000 for the nine months and three months ended September 30, 1996, respectively. The provision for loan losses for the nine months and three months ended September 30, 1997 and 1996 represented additions to the Savings Bank's general allowance for loan losses primarily as a result of growth in the loan portfolio.


Other Income
------------

Total other income increased by $659,00, or 205.9%, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase was primarily attributable to a $134,000 increase in gain on sale of investment and mortgage-backed securities, a $26,000 gain on sale of loans, a $40,000 increase in rental income and a $453,000 increase in other operating income. The increase in other operating income was due primarily to a $215,000 increase in fee income on checking accounts, a $145,000 increase on service charges related to automated teller machines and an $85,000 increase in other miscellaneous service charges. The above increases in other operating income are primarily related to the servicing of additional accounts as a result of the merger with Circle.

Total other income increased by $223,000 , or 214.4%, for the three months ended September 30, 1997 as compared to the three month period ended September 30, 1996. The increase was primarily attributable to an $18,000 increase in gain on sale of investments and mortgage-backed securities, a $25,000 increase in gain on sale of loans and a $179,000 increase in other operating income. The increase in other operating income was due primarily to a $66,000 increase in fee income on checking accounts, a $63,000 increase on service charges related to automated teller machines and a $19,000 increase in other miscellaneous service charges.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $7.0 million for the nine months ended September 30, 1997, an increase of $2.3 million, or 49.7%, over the $4.7 million for the nine months ended September 30, 1996. During the nine month period ended September 30, 1997 employee compensation and benefits increased approximately $1.4 million and occupancy and equipment expense increased approximately $569,000 over the comparable 1996 period, primarily due to the increase in number of employees and rent, maintenance and depreciation charges related to the increased branches acquired in the merger with Circle. Federal deposit insurance premiums decreased by $1.3 million during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due primarily to the $1.1 million SAIF recapitalization charge that was recognized during the 1996 period. Absent the SAIF assessment, Federal deposit insurance premiums would have decreased $122,000, despite the $236.8 million increase in the average balance of deposit accounts, due to the reduction in premium rates as a result of the recapitalization of the SAIF. During the nine months ended September 30, 1997, amortization of goodwill and other intangible assets totaled $523,000 as compared to no charge for the 1996 period. The goodwill and other intangible assets was recognized as a result of the merger with Circle. Franchise taxes increased $218,000 during the 1997 period over the 1996 period, due to the increased tangible stockholders' equity of the Corporation. Other operating expenses increased $866,000, or 125.0%, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase in other operating expense is due primarily to a $180,000 increase in advertising, a $116,000 increase in legal, accounting, supervisory and other professional fees, a $355,000 increase in data processing and other outside service charges and a $118,000 increase in office supplies, insurance, postage, telephone and organizational dues. The above increases in other operating expenses were primarily related to the merger with Circle.

General, administrative and other expense for the three months ended September 30, 1997 decreased by $39,000, as compared to the same period in 1996. The decrease was primarily attributable to a $1.2 million decrease in Federal deposit insurance premiums as a result of the $1.1 million SAIF recapitalization charge that was recognized during the 1996 period and reduced insurance premiums during the 1997 period. The above decrease was offset by a $425,000 increase in employee compensation and benefits, a $189,000 increase in occupancy and equipment, a $72,000 increase in franchise taxes, a $173,000 increase in amortization of goodwill and other intangible assets and a $275,000 increase in other operating expenses. The increase in employee compensation and benefits, occupancy and equipment, franchise taxes and amortization of goodwill and other intangible assets was directly related to the merger with Circle, as discussed above. The increase in other operating expenses is primarily attributable to a $20,000 increase in advertising, a $39,000 increase in legal, accounting, supervisory and other professional fees, a $118,000 increase in data processing and other outside service charges and a $20,000 increase in office supplies, insurance, postage, telephone and organizational dues. The above increases in other operating expenses were primarily related to the merger with Circle.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $2.0 million for the nine months ended September 30, 1997, a $1.5 million, or 273.0%, increase from the comparable period in 1996. The increase resulted primarily from a $4.1 million increase in earnings before taxes in comparing the 1997 period to the 1996 period. The Corporation's effective tax rates amounted to 35.3% and 34.0% for the nine month periods ended September 30, 1997 and 1996, respectively.

The provision for federal income taxes totaled $633,000 for the three months ended September 30, 1996, as compared to a credit of $71,000 for the three months ended September 30, 1996, an increase of $704,000. The increase resulted primarily from a $2.1 million increase in earnings before taxes. The Corporation's effective tax rates amounted to 34.2% and 32.7% for the three month periods ended September 30, 1997 and 1996, respectively.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk       Not Applicable

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


                                       FIDELITY FINANCIAL OF OHIO, INC.




November 11, 1997                      By:  /s/ John R. Reusing
-------------------------------           -------------------------------------
 Date                                  John R. Reusing,
                                       President and Chief Executive Officer



November 11, 1997                       By:  /s/ Paul D. Staubach
-------------------------------            ------------------------------------
Date                                    Paul D. Staubach,
                                        Senior Vice President and
                                        Chief Financial Officer

                       Fidelity Financial of Ohio, Inc.

                                EXHIBIT INDEX

                                                                  Page
                                                                  ----
Exhibit 27.                Financial Data Schedule                 23