Form 10-K405
period 1997-12-31
FIDELITY FINANCIAL OF OHIO INC
filed 1998-03-30
CIK 1003468

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-27868

                        FIDELITY FINANCIAL OF OHIO, INC.
             (Exact name of registrant as specified in its charter)

            OHIO                                             31-1455721
---------------------------------                     ----------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

      4555 MONTGOMERY ROAD
         CINCINNATI, OHIO                                     45212
---------------------------------                     ----------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, the aggregate value of the 5,038,828 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 556,230 shares held by all directors and officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $90.7 million. This figure is based on the last known trade price of $18.00 per share of the Registrant's Common Stock on March 20, 1998. Although directors and officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 20, 1998:  5,595,058

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

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

         Fidelity is a federally chartered savings bank which conducts business through ten full-service offices located in the Cincinnati, Ohio metropolitan area. Fidelity is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences located primarily in southwestern Ohio. Such loans amounted to $341.6 million or 77.1% of Fidelity's total loan portfolio (including loans held for sale) at December 31, 1997. To a lesser extent, Fidelity originates loans secured by existing multi-family residential and nonresidential real estate, which amounted to $26.1 million or 5.9% and $50.6 million or 11.4%, respectively, of the total loan portfolio (including loans held for sale) at December 31, 1997, as well as construction loans and consumer loans, which respectively amounted to $15.3 million or 3.5% and $9.3 million or 2.1% of the total loan portfolio (including loans held for sale) at such date. Fidelity also invests in U.S. Government and federal agency obligations and mortgage-backed securities which are insured by federal agencies.

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

         The Company, as a registered savings and loan holding company, is subject to the examination and regulation by the OTS and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). At December 31, 1997, the Company had $535.1 million of total consolidated assets, $470.8 million of total consolidated liabilities, including $432.0 million of deposits, and $64.3 million of total consolidated stockholders' equity.

LENDING ACTIVITIES

         GENERAL. At December 31, 1997, Fidelity's net loan portfolio (including loans held for sale) totaled $436.9 million, representing approximately 81.6% of Fidelity's $535.1 million of total assets at that date. The principal lending activity of Fidelity is the origination of single-family residential loans and, to a lesser extent, multi-family residential and nonresidential real estate loans, construction loans and limited amounts of consumer loans. Substantially all of Fidelity's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

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

         Although Fidelity historically originated loans with lesser dollar balances than were permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. Since the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1997, Fidelity's limit on loans-to-one borrower was $8.2 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $7.4 million, $4.4 million, $4.1 million, $3.9 million and $3.6 million. All five of Fidelity's largest loans or groups of loans are secured primarily by multi-family residential and nonresidential real estate located in Fidelity's primary lending area and were performing in accordance with their terms at December 31, 1997.

         Loan Portfolio Composition. The following table sets forth the composition of Fidelity's loan portfolio by type of loan at the dates indicated.

                                                                          December 31,
                                  --------------------------------------------------------------------------------------------------
                                       1997                1996(1)            1995               1994                 1993
                                  ----------------    ----------------   ---------------    ---------------      ----------------
                                  Amount   Percent    Amount   Percent   Amount  Percent    Amount  Percent      Amount   Percent
                                  ------   -------    ------   -------   ------  -------    ------  -------      ------   -------
                                                                      (Dollars in Thousands)
Single-family residential(2)     $341,636     77.1%  $321,701    80.0%  $142,246    75.7%  $134,508   74.6%     $120,902    72.7%
Multi-family residential           26,125      5.9     25,580     6.4     18,833    10.0     15,443    8.6        15,434     9.3
Nonresidential real estate         50,613     11.4     33,055     8.2     20,773    11.1     23,685   13.1        26,378    15.9
Construction                       15,264      3.5     13,839     3.4      4,791     2.6      6,332    3.5         3,340     2.0
                                  -------   ------    -------   -----    -------   -----    -------  -----      --------   -----
    Total real estate loans       433,638     97.9    394,175    98.0    186,643    99.4    179,968   99.8       166,054    99.9
Consumer loans:
  Auto loans                        1,427      0.3      1,149     0.3         --      --         --     --            --      --
  Home improvement/equity           7,142      1.6      6,135     1.5        952     0.5         41     --            42      --
  Other                               697      0.2        566     0.2        251     0.1        300    0.2           168     0.1
                                  -------   ------    -------   -----    -------   -----    -------  -----       -------   -----
    Total consumer loans            9,266      2.1      7,850     2.0      1,203     0.6        341    0.2           210     0.1
                                  -------   ------    -------   -----    -------   -----    -------  -----       -------   -----
      Total loans                 442,904    100.0%   402,025   100.0%   187,846   100.0%   180,309  100.0%      166,264   100.0%
                                  -------   ======    -------   =====    -------   =====    -------  =====       -------   =====
  Loans in process                 (5,127)             (4,055)            (1,305)            (3,424)              (1,927)
  Unamortized yield adjustments       733                 129               (591)              (880)              (1,142)
  Allowance for loan losses        (1,658)             (1,558)              (818)              (783)                (803)
                                  -------             -------            -------            -------              -------
    Net loans                    $436,852            $396,541           $185,132           $175,222             $162,392
                                  =======             =======            =======            =======              =======

---------------------

(1) The substantial increase in loans at December 31, 1996 as compared to December 31, 1995 reflects the $189.4 million of net loans acquired by Fidelity as a result of the Merger.

(2) At December 31, 1997 and 1995, included $438,000 and $646,000 of loans classified as held for sale, respectively. Fidelity did not have any loans classified as held for sale at any of the other dates presented.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in Fidelity's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                                Due 3-5         Due 5-10      Due 10-15    Due more than
                                                               years after     years after   years after  15 years after
                                 1998      1999       2000      12/31/97        12/31/97      12/31/97       12/31/97        Total
                                 ----      ----       ----      --------        --------      --------       --------        -----
                                                                            (In Thousands)
Single-family residential       $ 7,919   $ 8,538   $ 9,204      $20,621        $ 67,406       $59,742       $168,206      $341,636
Multi-family residential and
 nonresidential real estate       2,760     3,008     3,278        7,465          34,943        20,132          5,152        76,738

Construction                      3,321     1,526     1,838          329           1,108         1,682          5,460        15,264
Consumer                          1,734     1,897     2,075        2,961             599            --             --         9,266
                                -------   -------   -------      -------        --------       -------       --------      --------
     Total                      $15,734   $14,969   $16,395      $31,376        $104,056       $81,556       $178,818      $442,904
                                =======   =======   =======      =======        ========       =======       ========      ========

         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1997 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                               Floating or
                                                    Fixed Rates              Adjustable-Rates                Total
                                                    -----------              ----------------                -----
                                                                              (In Thousands)
Single-family residential                             $221,492                    $112,225                 $333,717
Multi-family residential and
  nonresidential real estate                            28,301                      45,677                   73,978
Construction                                             4,097                       7,846                   11,943
Consumer                                                 4,532                       3,000                    7,532
                                                      --------                    --------                 --------
    Total                                             $258,422                    $168,748                 $427,170
                                                      ========                    ========                 ========

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

         ORIGINATIONS, PURCHASES AND SALES OF LOANS. The lending activities of Fidelity are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by Fidelity's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtainment of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by Fidelity's Chief Lending Officer. An attorney's opinion of title and hazard insurance are required on all security property.

         Fidelity's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Certain officers of the Savings Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. All nonresidential real estate and multi-family residential loans exceeding $1.5 million are reported to the Board of Directors on a monthly basis.

         Traditionally, the Savings Bank has originated substantially all of the loans in its portfolio and has held them until maturity. During the years ended December 31, 1995 and 1997, the Savings Bank purchased $3.4 million and $11.4 million, respectively, in loan participations from other financial institutions. Such loan purchases consisted of multi-family and nonresidential real estate loans secured by properties located within the Savings Bank's primary market area. During 1996, the Savings Bank purchased no loan participations, while acquiring $17.5 million in participations through the merger with Circle Financial Corp. At December 31, 1997, loans purchased and serviced by others totaled $25.2 million.

         As a result of the Merger, Fidelity acquired $194.3 million of gross loans ($189.4 million, net) of which single-family residential loans, multi-family residential loans, nonresidential real estate and land loans, construction loans and consumer loans were $159.9 million, $8.4 million, $8.2 million, $12.6 million, and $5.2 million, respectively.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                            Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                             1997                    1996                    1995
                                                     -------------------     -------------------     -------------------
                                                                            (Dollars in Thousands)
Loan originations:
  Single-family residential                                $ 83,169                $ 45,800                 $27,785
  Multi-family residential                                    2,796                   3,030                   1,865
  Nonresidential real estate                                  8,186                     869                     572
  Construction                                               19,504                   6,372                   4,308
  Consumer                                                    6,799                   3,394                   2,228
                                                           --------                --------                 -------
    Total loans originated                                  120,454                  59,465                  36,758
Purchases                                                    11,368                      --                   3,409
                                                           --------                --------                 -------
    Total loans originated and
      purchased                                             131,822                  59,465                  40,167
Sales, securitizations and loan
  principal reductions:
  Loans sold                                                  4,422                     547                   1,165
  Loans securitized                                           8,099                      --                      --
  Loan principal reductions                                  79,023                  37,106                  28,923
                                                           --------                --------                 -------
    Total loans sold, securitized and
      principal reductions                                   91,544                  37,653                  30,088

Net loans acquired through Merger                                --                 189,405                      --
Increase (decrease) due to other
  items, net                                                     33                     838                    (169)
                                                           --------                --------                 -------
Net increase in loan portfolio                             $ 40,311                $212,055                 $ 9,910
                                                           ========                ========                 =======

         SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of Fidelity is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 1997, $341.6 million or 77.1% of Fidelity's total loan portfolio (including loans held for sale), before net items, consisted of single-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the loans made by Fidelity generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Fidelity. Fidelity's lending policies on single-family residential mortgage loans generally limits the maximum loan-to-value ratio to 95% of the lesser of the appraised value or purchase price of the property and generally all single-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

         Fidelity offers fixed-rate single-family residential loans with terms of 10 to 30 years. In addition, Fidelity also offers loans that are fixed for either five or seven years then become one year adjustable rate loans. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving Fidelity the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Fidelity enforces due-on-sale clauses to the extent permitted under applicable laws.

         Since the early 1980s, Fidelity has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1997, $113.7 million or 33.3% of the single-family residential loans in Fidelity's loan portfolio, before net items, consisted of adjustable-rate loans.

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

         MULTI-FAMILY RESIDENTIAL, NONRESIDENTIAL REAL ESTATE AND CONSTRUCTION LOANS. At December 31, 1997, $26.1 million or 5.9% and $50.6 million or 11.4% of Fidelity's total loan portfolio (including loans held for sale), before net items, consisted of loans secured by existing multi-family residential and nonresidential real estate, respectively. Fidelity's multi-family residential and nonresidential real estate loan portfolio includes, for the most part,

232 loans secured by apartment buildings, small office buildings, retail establishments, nursing homes and other special purpose properties located within Fidelity's primary lending area. The average amount of Fidelity's multi-family residential and nonresidential real estate loans was approximately $331,000 at December 31, 1997.

         Multi-family residential and nonresidential real estate loans have terms which range up to 30 years. Fidelity offers both ten year and 15 year fixed-rate loans and adjustable-rate loans which generally adjust at either a one, three or five-year interval in accordance with changes in a designated index (generally a prime rate or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity). The maximum adjustment in any one period is 2% with either a 5% or 6% cap over the life of the loan. In addition, Fidelity originates fixed-rate multi-family residential and nonresidential real estate loans with either five, seven or ten year balloon terms. At December 31, 1997, $47.1 million or 61.4% of the multi-family residential and nonresidential real estate loan portfolio, before net items, consisted of adjustable-rate loans.

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

         Fidelity makes construction loans to individuals for the construction of their residences and to builders for the construction of single family residences on a speculative (unsold) basis, based on the builders' creditworthiness. Fidelity also makes construction loans to borrowers for the construction of multi-family residential and nonresidential real estate. At December 31, 1997, construction loans amounted to $15.3 million or 3.5% of Fidelity's total loan portfolio (including loans held for sale), before net items. Of this amount, $7.0 million consists of loans for the construction of single-family residences and $8.3 million consists of loans for the construction of multi-family residential and nonresidential real estate.

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

         CONSUMER LOANS. At December 31, 1997, consumer loans totaled $9.3 million or 2.1% of the total loan portfolio (including loans held for sale), before net items, and consisted primarily of home equity loans, automobile loans and loans secured by deposit accounts.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Fidelity receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with Statement of Financial Accounting Standards No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, Fidelity's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1997, Fidelity had $671,000 of net loan costs which had been deferred and are being recognized as an adjustment to income over the estimated maturities of the related loans.

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

         The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amount and as a percentage of Fidelity's total loan portfolio (before net items). The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                      Single-family       Multi-family     Nonresidential
                       Residential        Residential        Real Estate       Construction         Consumer             Total
                    -----------------  -----------------  -----------------  -----------------  -----------------  -----------------
                    Amount Percentage  Amount Percentage  Amount Percentage  Amount Percentage  Amount Percentage  Amount Percentage
                    ------ ----------  ------ ----------  ------ ----------  ------ ----------  ------ ----------  ------ ----------
                                                                    (Dollars in Thousands)
Loans
 delinquent for:
 30 - 59 days       $4,321     1.0%     $--       --%      $146     --%        $--      --%       $8       --%     $4,475     1.0%
 60 - 89 days          907     0.2       --       --         --     --          --      --        --       --         907     0.2
 90 days and over      957     0.2       --       --         --     --          --      --        --       --         957     0.2
                    ------     ---      ---       --       ----     --         ---      --        --       --      ------     ---
  Total
   delinquent
   loans            $6,185     1.4%     $--       --%      $146     --%        $--      --%       $8       --%     $6,339     1.4%
                    ======     ===      ===       ==       ====     ==         ===      ==        ==       ==      ======     ===

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

                                                                                  December 31,
                                                   -----------------------------------------------------------------------
                                                     1997            1996             1995           1994           1993
                                                   --------        --------         --------       --------       --------
                                                                             (Dollars in Thousands)
Non-accruing loans:
  Single-family residential                          $957           $  924           $  949           $652          $  955
  Multi-family residential and
    nonresidential real estate                         --              206               58            187             513
                                                     ----           ------           ------           ----          ------
  Total non-performing loans                          957            1,130            1,007            839           1,468
Real estate owned:
  Single-family residential real
    estate                                             --               --               --             85              65
  Multi-family residential and
    nonresidential real estate                         --               --               --             --              39
                                                     ----           ------           ------           ----          ------
  Total real estate owned                              --               --               --             85             104
                                                     ----           ------           ------           ----          ------
  Total non-performing assets                        $957           $1,130           $1,007           $924          $1,572
                                                     ====           ======           ======           ====          ======
  Total non-performing loans
    as a percentage of total loans                    .22%             .28%             .54%           .47%            .88%
                                                     ====           ======           ======           ====          ======
  Total non-performing assets as
    a percentage of total assets                      .18%             .23%             .44%           .43%            .77%
                                                     ====           ======           ======           ====          ======

         The interest income that would have been recorded during the years ended December 31, 1997, 1996, 1995, 1994 and 1993 if Fidelity's non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $25,000, $59,000, $12,000, $51,000 and $42,000, respectively. The amount of interest income that was actually received during the years ended December 31, 1997, 1996, 1995, 1994 and 1993 with respect to such non-performing loans amounted to approximately $57,000, $74,000, $65,000, $42,000 and $106,000, respectively.

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

         Exclusive of assets classified loss and which have been fully reserved or charged-off, Fidelity's classified assets at December 31, 1997 consisted of $1.5 million of loans classified as special mention, $1.8 million of loans classified as substandard, and $501,000 of loans classified as doubtful.

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

         At December 31, 1997, Fidelity's allowance for loan losses amounted to $1.7 million, of which $1.65 million was general in nature and $8,000 was specific in nature.

         The following table sets forth an analysis of Fidelity's allowance for loan losses during the periods indicated.

                                                                              Year Ended December 31,
                                                       ---------------------------------------------------------------------
                                                       1997            1996            1995             1994            1993
                                                       ----            ----            ----             ----            ----
                                                                              (Dollars in Thousands)
Total loans outstanding                               $442,904         $402,025        $187,846         $180,309       $166,264
                                                      ========         ========        ========         ========       ========
Average loans outstanding, net                        $427,912         $234,133        $180,935         $170,340       $157,510
                                                      ========         ========        ========         ========       ========
Balance at beginning of period                        $  1,558         $    818        $    783         $    803       $    756
Charge-offs:

  Single-family residential                                  1               29              36               23              5
  Non-residential                                           --               --              --               41             --
                                                      --------         --------        --------         --------       --------
    Total charge-offs                                        1               29              36               64              5
Recoveries                                                  --               --              --               --             --
                                                      --------         --------        --------         --------       --------
Net charge-offs                                              1               29              36               64              5
Provision for losses on loans                              101              129              71               44             52
Increase attributable to Merger                             --              640              --               --             --
                                                      --------         --------        --------         --------       --------
Balance at end of period                              $  1,658         $  1,558        $    818         $    783       $    803
                                                      ========         ========        ========         ========       ========
Allowance for loan losses as a
  percent of total loans
  outstanding                                             .37%             .39%            .44%             .43%           .48%
                                                          ===              ===             ===              ===            ===
Ratio of net charge-offs to
  average loans outstanding                                --              .01%            .02%             .04%            --%
                                                          ===              ===             ===              ===            ===

         The following table sets forth information concerning the allocation of Fidelity's allowance for loan losses by loan categories at the dates indicated.

                                                                            December 31,
                                    ----------------------------------------------------------------------------------------------
                                          1997                1996               1995               1994               1993
                                    -----------------   -----------------  -----------------  -----------------  -----------------
                                           Percent of          Percent of         Percent of         Percent of         Percent of
                                              Total               Total              Total              Total              Total
                                            Loans by            Loans by           Loans by           Loans by           Loans by
                                    Amount  Category    Amount  Category   Amount  Category   Amount  Category   Amount  Category
                                    ------  --------    ------  --------   ------  --------   ------  --------   ------  --------
                                                                        (Dollars in Thousands)
Single-family residential loans    $  530     77.1%     $1,246     80.0%    $525     75.7%     $346     74.6 %    $418     72.7 %
Multi-family residential loans        153      5.9         100      6.4      106     10.0       133      8.6        97      9.3
Nonresidential real estate loans      709     11.4         128      8.2      162     11.1       272     13.1       268     15.9
Construction loans                     79      3.5          53      3.4       22      2.6        32      3.5        20      2.0
Consumer loans                        187      2.1          31      2.0        3      0.6        --      0.2        --      0.1
                                   ------    -----      ------    -----     ----    -----      ----    ------     ----    ------
     Total                         $1,658    100.0%     $1,558    100.0%    $818    100.0%     $783    100.00%    $803    100.00%
                                   ======    =====      ======    =====     ====    =====      ====    ======     ====    ======

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

         Fidelity accounts for investment and mortgage-backed securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires that investments be categorized as held-to-maturity, trading or available for sale. Securities classified as held to maturity are carried at cost only if the Savings Bank has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses charged to operations or stockholders' equity, respectively. The Savings Bank adopted the Statement as of January 1, 1994. At December 31, 1997, the Company's equity accounts reflected a net unrealized gain of $117,000 with respect to securities classified as available for sale.

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

         The following table sets forth information relating to the amortized cost and market value of Fidelity's mortgage-backed securities at December 31, 1997, 1996 and 1995 (including those designated as available for sale):

                                                                               At December 31,
                                          ------------------------------------------------------------------------------------------
                                                     1997                            1996                            1995
                                          ---------------------------     --------------------------      --------------------------
                                            Amortized        Market        Amortized         Market        Amortized        Market
                                              Cost            Value           Cost           Value            Cost           Value
                                          ------------      ---------     ------------     ---------      ------------     ---------
                                                                                 (In Thousands)
Held to maturity:
   FHLMC participation certificates          $   574         $  575         $   696         $   689         $    --        $    --
   GNMA participation certificates            11,632         11,797           8,354           8,434              --             --
   FNMA participation certificates               236            246             306             319              --             --
   Collateralized mortgage obligations         1,085          1,088           1,388           1,389              --             --
                                             -------        -------         -------         -------         -------        -------
      Total mortgage-backed securities
        held to maturity                      13,527         13,706          10,744          10,831              --             --
Available for sale:
   FHLMC Participation Certificates           12,610         12,683          19,767          19,926          14,346         14,296
   GNMA Participation Certificates             4,707          4,752           6,028           6,062           4,958          4,977
   FNMA Participation Certificates             7,160          7,146           4,776           4,772           8,456          8,406
   Collateralized mortgage obligations         1,240          1,246              --              --           1,732          1,699
                                             -------        -------         -------         -------         -------        -------
      Total mortgage-backed securities
        designated as available for sale      25,717         25,827          30,571          30,760          29,492         29,378
                                             -------        -------         -------         -------         -------        -------
Total mortgage-backed securities             $39,244        $39,533         $41,315         $41,591         $29,492        $29,378
                                             =======        =======         =======         =======         =======        =======

         The following table sets forth the activity in Fidelity's mortgage-backed securities portfolio during the periods indicated (including those designated as available for sale):

                                                                   At or For the Year Ended December 31,
                                                             ----------------------------------------------------
                                                             1997                    1996                    1995
                                                             ----                    ----                    ----
                                                                          (Dollars in Thousands)
Mortgage-backed securities at
  beginning of period                                       $41,504                  $29,378                 $27,072
Purchases                                                    19,173                    3,173                   6,587
Mortgage-backed securities received through loan              8,099                       --                      --
  securitization
Acquisition of mortgage-backed securities
  through Merger                                                 --                   44,435                      --
Sales of mortgage-backed securities                         (22,434)                 (29,232)                     --
Unrealized gain (loss) on securities designated as
  available for sale                                            (79)                     334                     234

Repayments                                                   (6,845)                  (6,526)                 (4,487)
Premium amortization                                            (64)                     (58)                    (28)
                                                            -------                  -------                 -------
Mortgage-backed securities at end
  of period                                                 $39,354                  $41,504                 $29,378
                                                            =======                  =======                 =======
Weighted average yield at end of
  period                                                       6.83%                    7.29%                   6.63%

         At December 31, 1997, of the $39.4 million portfolio, $4.0 million was scheduled to mature in one year or less, $13.7 million was scheduled to mature in between one and five years, $2.8 million was scheduled to mature in between five and ten years, and $18.9 million was scheduled to mature after ten years. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         Of the $39.4 million of mortgage-backed securities at December 31, 1997, $15.7 million had fixed interest rates and had a final maturity of five years or less and $23.7 million consisted of adjustable-rate securities. Of Fidelity's total investment in mortgage-backed securities at December 31, 1997, $16.4 million consisted of GNMA certificates, $7.4 million consisted of FNMA certificates, $13.3 million consisted of FHLMC certificates, and $2.3 million consisted of other collateralized mortgage obligations ("CMOs").

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

         The following table sets forth information relating to the amortized cost and market value of Fidelity's investment securities at the dates indicated:

                                                                       December 31,
                               ----------------------------------------------------------------------------------------------
                                           1997                          1996(1)                             1995
                               -------------------------      ---------------------------      ------------------------------
                                 Amortized       Market         Amortized         Market          Amortized          Market
                                    Cost          Value            Cost            Value             Cost             Value
                                    ----          -----            ----            -----             ----             -----
                                                                 (Dollars in Thousands)
U.S. Government
  agency obligations(2)           $5,869        $5,908           $ 8,502        $ 8,530              $5,016         $5,025
U.S. Treasury notes(2)                --            --             7,482          7,500                 999          1,019
Corporate equity
  securities                          84           112                64             90                  --             --
                                   -----        ------           -------        -------              ------         ------
                                  $5,953        $6,020           $16,048        $16,120              $6,015         $6,044
                                  ======        ======           =======        =======              ======         ======
Weighted average yield
  at end of period                 6.92%                           6.50%                              6.55%
                                   ====                           =====                               ====

--------------------------

(1) The substantial increase in investment securities at December 31, 1996 as compared to December 31, 1995 reflects the $7.6 million of U.S. Government agency obligations acquired by Fidelity as a result of the Merger.

(2) At December 31, 1997, 1996 and 1995, all investment securities were classified as available for sale.

         The following table sets forth amortized cost and market value of investment securities, excluding corporate equity securities, by contractual terms to maturity at December 31, 1997:

                            Less Than              One to                Five to              More Than
                            One Year             Five Years             Ten Years             Ten Years                Total
                      -------------------   -------------------    ------------------     ------------------    ------------------
                      Amortized    Market   Amortized    Market    Amortized   Market     Amortized   Market    Amortized   Market
                        Cost       Value      Cost       Value       Cost      Value        Cost      Value       Cost      Value
                        ----       -----      ----       -----       ----      -----        ----      -----       ----      -----
U.S. Government
  agency obligations     $--        $--      $1,998     $1,999      $2,997     $3,027       $874      $882       $5,869    $5,908
U.S. Treasury notes       --         --          --         --          --         --         --        --           --        --
                         ---        ---      ------     ------     -------     ------       ----      ----       ------    ------
  Total                  $--        $--      $1,998     $1,999     $ 2,997     $3,027       $874      $882       $5,869    $5,908
                         ===        ===      ======     ======     =======     ======       ====      ====       ======    ======

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

         DEPOSITS. Fidelity's deposits are attracted principally from within Fidelity's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $61.4 million at December 31, 1997. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

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

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Fidelity at the dates indicated.

                                                                               December 31,
                                           -------------------------------------------------------------------------------------
                                                    1997                           1996                            1995
                                           ----------------------         -----------------------         ----------------------
                                           Amount         Percent         Amount          Percent         Amount         Percent
                                           ------         -------         ------          -------         ------         -------
                                                                          (Dollars in Thousands)
Certificate accounts:
  3.00 - 4.00%                            $  2,067            0.48%       $     --              --%      $     89            0.05%
  4.01 - 6.00%                             176,776           40.92         234,757           57.52         72,137           39.92
  6.01 - 8.00%                             157,898           36.55          77,835           19.07         66,094           36.58
  8.01 - 10.00%                              3,883            0.89           3,177            0.78          3,510            1.95
                                          --------          ------        --------          ------       --------          ------
     Total certificate accounts            340,624           78.84         315,769           77.37        141,830           78.50
                                          --------          ------        --------          ------       --------          ------
Transaction accounts:
  Passbook accounts                         40,374            9.34          44,798           10.97         15,753            8.71
  Money market accounts                     25,730            5.96          24,721            6.06         12,800            7.08
  NOW accounts                              25,296            5.86          22,871            5.60         10,314            5.71
                                          --------          ------        --------          ------       --------          ------
     Total transaction accounts             91,400           21.16          92,390           22.63         38,867           21.50
                                          --------          ------        --------          ------       --------          ------
     Total deposits                       $432,024          100.00%       $408,159          100.00%      $180,697          100.00%
                                          ========          ======        ========          ======       ========          ======

         The following table sets forth the savings activities of Fidelity during the periods indicated.

                                                                             Year Ended December 31,
                                                               ---------------------------------------------------
                                                                 1997                    1996                    1995
                                                                 ----                    ----                    ----
                                                                                  (In Thousands)
Deposits(1)                                                    $982,826                $684,220               $135,109
Withdrawals                                                    (979,976)               (467,465)              (135,222)
                                                               --------                --------               --------
  Net increase (decrease) before interest
    credited and other                                            2,850                 216,755                   (113)
Interest credited and other                                      21,015                  10,707                  7,612
                                                               --------                --------               --------
  Net increase in deposits                                     $ 23,865                $227,462               $  7,499
                                                               ========                ========               ========

--------------------

(1) The substantial increase in deposits at December 31, 1996 as compared to December 31, 1995 reflects the $207.8 million of deposits acquired by Fidelity as a result of the Merger.

         The following table shows the interest rate and maturity information for Fidelity's certificates of deposit at December 31, 1997.

                                                                     Maturity Date
                      ---------------------------------------------------------------------------------------------------------
   Interest Rate       One Year or Less       Over 1-2 Years        Over 2-3 Years         Over 3 Years              Total
-----------------     -----------------     -----------------     -----------------     -----------------     -----------------
                                                                    (In Thousands)
3.00 - 4.00%               $  2,067               $   --                $    --                $   --              $  2,067
4.01 - 6.00%                140,318               30,267                  3,097                 3,094               176,776
6.01 - 8.00%                107,419               39,526                  8,848                 2,105               157,898
8.01 - 10.00%                 1,450                  887                    992                   554                 3,883
                           --------              -------                -------                ------              --------
  Total                    $251,254              $70,680                $12,937                $5,753              $340,624
                           ========              =======                =======                ======              ========

         The following table sets forth the maturities of Fidelity's certificates of deposit having principal amounts of $100,000 or more at December 31, 1997.

               Certificates of deposit maturing in quarter ending:
               ---------------------------------------------------

                                                                        (In Thousands)
March 31, 1998                                                              $ 5,782
June 30, 1998                                                                 8,926
September 30, 1998                                                            5,377
December 31, 1998                                                            10,235
After December 31, 1998                                                      13,761
                                                                            -------
  Total certificates of deposit with
   balances of $100,000 or more                                             $44,081
                                                                            =======

         BORROWINGS. Fidelity may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. See "Regulation-Federal Home Loan Bank System." At December 31, 1997, Fidelity had $34.2 million of advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of Fidelity's FHLB advances during the periods indicated.

                                                                           Year Ended December 31,
                                                       --------------------------------------------------------------
                                                              1997                   1996                  1995
                                                       ------------------     ------------------     ----------------
                                                                           (Dollars In Thousands)
Maximum Balance                                              $34,478                $29,672              $17,653
Average Balance                                               26,208                 17,794               13,811
Weighted average interest rate of
  FHLB advances                                                 6.25%                  6.19%                6.28%



         The following table sets forth certain information as to Fidelity's FHLB advances at the dates indicated.

                                                                            December 31,
                                                    -----------------------------------------------------------
                                                           1997                  1996                 1995
                                                    ----------------      ----------------     ----------------
                                                                       (Dollars In Thousands)
FHLB advances(1)                                          $34,233              $20,186               $17,653
Weighted average interest rate
  of FHLB advances                                           6.21%                6.22%                 6.16%

-------------------

(1) Fidelity acquired $27.4 million of FHLB advances as a result of the Merger, of which $2.5 million remained at December 31, 1996.

         EMPLOYEES. Fidelity had 101 full-time employees and 16 part-time employees at December 31, 1997. None of these employees is represented by a collective bargaining agreement, and Fidelity believes that it enjoys good relations with its personnel.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Savings Bank was in compliance with the above restrictions.

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

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See "-- Prompt Corrective Action."

         INSURANCE OF ACCOUNTS. The deposits of the Savings Bank are currently insured by the SAIF of the FDIC. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits.

         The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

         On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at December 31, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Savings Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

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

(ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         The following table sets forth Fidelity's compliance with each of the above-described capital requirements at December 31, 1997.

                                                                 Tangible                 Core                 Risk-Based
                                                                  Capital              Capital(1)              Capital(2)
                                                                  -------              ----------              ----------
                                                                                (Dollars in Thousands)
Regulatory capital                                                $53,194               $53,194                  $54,844
Minimum required regulatory capital                                 7,887                15,773                   22,701
                                                                  -------               -------                  -------
Regulatory capital excess                                         $45,307               $37,421                  $32,143
                                                                  =======               =======                  =======
Regulatory capital as a
  percentage(3)                                                      10.1%                 10.1%                    19.3%
Minimum capital required as a
  percentage                                                          1.5                   3.0                      8.0
                                                                     ----                  ----                     ----
Regulatory capital as a percentage
 in excess of requirements                                            8.6%                  7.1%                    11.3%
                                                                     ====                  ====                     ====

                                                   (Footnotes on following page)

---------------

(1) Does not reflect proposed amendments or the 4% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations, as discussed below.

(2) Does not reflect amendments to the risk-based capital requirement which were adopted by the OTS in August 1993, the effective date of which has been postponed, as discussed below.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $525.8 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $283.8 million.

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

         PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

         At December 31, 1997, the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

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

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1997, the Savings Bank's liquidity ratio was 23.1%.

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

         At December 31, 1997, the Savings Bank was a Tier 1 institution for purposes of this regulation.

         On January 7, 1998, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, a savings institution that would remain at least "adequately capitalized" following the capital distribution and that meets other specified requirements, would not be required to provide any notice or application to the OTS for cash dividends below a specified amount. A savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (or 3% or more if the savings institution is assigned a composite rating of 1), and does not meet the definition of "well capitalized." Because the Savings Bank is a subsidiary of the Company, the proposal, however, would require the Savings Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Savings Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

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

         QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 1997, the amount of the Savings Bank's assets which were invested in QTIs was 91.9%, which exceeded the percentage required to qualify the Savings Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

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

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Savings Bank had $4.2 million in FHLB stock, which was in compliance with this requirement.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended December 31, 1997, 1996 and 1995, dividends paid by the FHLB of Cincinnati to the Savings Bank amounted to $283,000, $165,000 and $120,000, respectively.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of December 31, 1997, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         At December 31, 1997, the federal income tax reserves of the Savings Bank included $14.2 million for which no federal income tax has been provided, of this amount, $11.5 million and $2.7 million are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Savings Bank will recapture into income approximately $450,000 per year over the six year period beginning January 1, 1996, subject to suspension for two years in the event the residential loan exemption is met as discussed above. The Savings Bank has previously accounted for this tax liability under FASB 109 and, therefore, recognition of these amounts will not impact the Savings Bank's profit and loss statement.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 1997, the Company had no NOL carryforwards for federal income tax purposes.

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

         The Savings Bank's federal income tax returns have not been audited by the IRS in recent years and its federal income tax returns for the tax years ended December 31, 1996, 1995 and 1994 are open under the statute of limitations and are subject to review by the IRS.

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

         The Savings Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1997.

ITEM 2. PROPERTIES.

         At December 31, 1997, the Company conducted its business from its main office at 4555 Montgomery Road, Cincinnati, Ohio and other full service branches in Cincinnati, Ohio.

         The following table sets forth certain information with respect to the offices and other properties at December 31, 1997.

                                                                                Net Book Value
      Description/Address                          Leased/Owned                   of Property                    Deposits
      -------------------                          ------------                   -----------                    --------
                                                                                                 (In Thousands)
Main Office                                            Owned                         $1,088                      $126,857
4555 Montgomery Road
Cincinnati, Ohio  45212 (1)

Branch Office                                          Owned                            457                        42,297
8434 Vine Street
Cincinnati, Ohio  45216 (1)

Branch Office                                          Owned                            634                        31,693
7136 Miami Avenue
Cincinnati, Ohio  45243

Branch Office                                          Owned                          1,286                        58,266
11100 Reading Road
Cincinnati, Ohio  45241

Branch Office                                          Leased                            80                        28,724
11700 Princeton Pike
Cincinnati, Ohio  45248 (2)

Branch Office                                          Owned                            467                        24,667
4144 Hunt Road
Cincinnati, Ohio  45238

Branch Office                                          Owned                            511                        33,503
5030 Delhi Avenue
Cincinnati, Ohio  45238

Branch Office                                          Owned                            331                        44,961
3316 Glenmore Avenue
Cincinnati, Ohio  45211

Branch Office                                          Owned                            218                        20,493
3777 Hamilton Cleves Road
Ross, Ohio  45013

                                                                                Net Book Value
      Description/Address                          Leased/Owned                   of Property                    Deposits
      -------------------                          ------------                   -----------                    --------
                                                                                                 (In Thousands)

Branch Office                                          Owned                       $    208                      $ 13,306
8045 Colerain Avenue
Cincinnati, Ohio  45239

Branch Office                                          Owned                            400                         4,320
10640 Loveland -
Madeira Road
Loveland, Ohio  45140

Branch Office                                          Leased                             2                         2,937
7944 Beechmont Avenue
Cincinnati, Ohio  45255 (3)

Other property                                         Owned                             48                            --
4541 Montgomery Road
Cincinnati, Ohio  45212 (4)

Other property                                         Owned                              7                            --
17 Hillsdale
Cincinnati, Ohio 45216 (5)

Other property                                         Owned                             74                            --
16 Hereford Avenue
Cincinnati, Ohio  45216 (6)

                                                   (Footnotes on following page)

(1) Fidelity leases a portion of its premises at these offices to various commercial tenants.

(2) Lease expiration date is September 30, 2000.

(3) Lease expiration date is September 30, 2002.

(4) Fidelity leases substantially all of its premises at this property to various commercial tenants.

(5) Consists of a single-family home which is currently being leased on a month-to-month basis.

(6) Consists of a multi-family home which is currently being leased on a month-to-month basis.


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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page three of the Company's 1997 Annual Report to Stockholders, which is included herein as Exhibit 13 ("Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages four and five of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages six to 15 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is incorporated by reference from pages six and seven of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 16 to 39 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on April 28, 1998 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) Documents filed as part of this Report

                 (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):

                 Report of Independent Certified Public Accountants

                 Consolidated Statements of Financial Condition at December 31, 1997 and 1996

                 Consolidated Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995

                 Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                 Notes to Consolidated Financial Statements

                 (2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

                 (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


   No.                           Exhibits
 ------  ---------------------------------------------------------------

   2.1   Plan of Conversion and Agreement and Plan of Reorganization*

   3.1   Articles of Incorporation of Fidelity Financial of Ohio, Inc.*

   3.2   Code of Regulations of Fidelity Financial of Ohio, Inc.*

   3.3   Bylaws of Fidelity Financial of Ohio, Inc.*

   4.1   Specimen Stock Certificate of Fidelity Financial of Ohio, Inc.**

  10.1   1992 Stock Incentive Plan*(1)/

  10.2   1992 Directors' Stock Option Plan*(1)/

    No.                           Exhibits
   -----  ---------------------------------------------------------------

    10.3  Management Recognition Plan*(1)/

    10.4  Employee Stock Ownership Plan*(1)/

    10.5 Employment Agreements between Fidelity Financial of Ohio, Inc., Fidelity Federal Savings Bank and John R. Reusing and Paul D. Staubach**(1)/

    10.6 Employment Agreement between Fidelity Financial of Ohio, Inc., Fidelity Federal Savings Bank and Joseph D. Hughes***(1)/

    10.7 Form of Severance Agreement between Fidelity Financial of Ohio, Inc., Fidelity Federal Savings Bank and certain officers of Fidelity Financial of Ohio, Inc. and Fidelity Federal Savings Bank**(1)/

    10.8  1997 Stock Option Plan(1)/

    10.9  1997 Management Recognition Plan and Trust(1)/

    13.0  1997 Annual Report to Stockholders

    23.0  Consent of Grant Thornton LLP

    27.0  Financial Data Schedule
--------

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the SEC on November 14, 1995.

** Incorporated herein by reference from the Company's Form 10-K filed with the SEC on April 1, 1996.

*** Incorporated herein by reference from the Company's Form 10-K filed with the SEC on March 28, 1997.

(1)/ Management contract or compensatory plan or arrangement.

         (b) None.

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

                                   FIDELITY FINANCIAL OF OHIO, INC.

March 24, 1998                     By: /s/ JOHN R. REUSING
                                      ---------------------
                                       John R. Reusing
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN R. REUSING                                           March 24, 1998
------------------------------------------------
John R. Reusing, President,
 Chief Executive Officer and Director
 (Principal Executive Officer)

/s/ MICHAEL W. JORDAN                                         March 24, 1998
------------------------------------------------
Michael W. Jordan, Director

/s/ DAVID A. LUECKE                                           March 24, 1998
------------------------------------------------
David A. Luecke, Director

/s/ CONSTANTINE N. PAPADAKIS                                  March 24, 1998
------------------------------------------------
Constantine N. Papadakis, Director

/s/ PAUL D. STAUBACH                                          March 24, 1998
------------------------------------------------
Paul D. Staubach, Senior Vice President,
 Chief Financial Officer and Director
 (Principal Financial Officer)

/s/ ROBERT W. ZUMBIEL                                         March 24, 1998
------------------------------------------------
Robert W. Zumbiel, Director

/s/ JOSEPH D. HUGHES                                          March 24, 1998
------------------------------------------------
Joseph D. Hughes, Executive Vice
  President and Director

/s/ THOMAS N. SPAETH                                          March 24, 1998
------------------------------------------------
Thomas N. Spaeth, Director