Form 10-Q
period 1998-03-31
FIDELITY FINANCIAL OF OHIO INC
filed 1998-05-14
CIK 1003468

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               ---------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-27868

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

Yes   X                                               No ____

As of May 11, 1998, the latest practicable date, 5,595,058 shares of the registrant's common stock, no par value, were issued and outstanding.










                               Page 1 of 18 pages

                        Fidelity Financial of Ohio, Inc.

                                      INDEX

                                                                        Page

PART I  -    FINANCIAL INFORMATION

                 Consolidated Statements of Financial Condition            3

                 Consolidated Statements of Earnings                       4

                 Consolidated Statements of Comprehensive Income           5

                 Consolidated Statements of Cash Flows                     6

                 Notes to Consolidated Financial Statements                7

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                               11


PART II -    OTHER INFORMATION                                            17

SIGNATURES                                                                18

                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                    March 31,        December 31,
         ASSETS                                                                          1998                1997
Cash and due from banks                                                            $    3,868          $    2,801
Federal funds sold                                                                     23,550              22,646
Interest-bearing deposits in other financial institutions                               5,050               5,084
                                                                                    ---------           ---------
         Cash and cash equivalents                                                     32,468              30,531

Investment securities available for sale - at market                                    4,886               6,020
Mortgage-backed securities available for sale - at market                              31,738              25,827
Mortgage-backed securities - at cost, approximate market value of
  $27,052 and $13,706 at March 31, 1998 and December 31, 1997, respectively            27,189              13,527
Loans receivable - net                                                                420,685             436,414
Loans held for sale - at lower of cost or market                                          993                 438
Office premises and equipment - at depreciated cost                                     7,286               7,462
Real estate acquired through foreclosure                                                  160                  -
Federal Home Loan Bank stock - at cost                                                  4,232               4,157
Accrued interest receivable on loans                                                    2,186               2,110
Accrued interest receivable on mortgage-backed securities                                 349                 245
Accrued interest receivable on investments                                                 58                 132
Prepaid expenses and other assets                                                         722                 289
Goodwill and other intangible assets, net of accumulated amortization                   7,456               7,628
Prepaid federal income taxes                                                               -                  320
                                                                                    ---------          ----------

         Total assets                                                                $540,408            $535,100
                                                                                      =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $424,737            $432,024
Advances from the Federal Home Loan Bank                                               44,476              34,233
Advances by borrowers for taxes and insurance                                           1,328               2,134
Accrued interest and other liabilities                                                  3,777               1,826
Accrued federal income taxes                                                              308                  -
Deferred federal income taxes                                                             632                 609
                                                                                   ----------          ----------
         Total liabilities                                                            475,258             470,826

 Stockholders' equity
  Preferred stock - authorized, 5,000,000 shares at $.10 par value; none issued            -                   -
  Common stock - authorized, 15,000,000 shares at $.10 par value; 5,595,058 and
    5,593,969 shares issued at March 31, 1998 and December 31, 1997                       559                 559
  Additional paid-in capital                                                           41,559              41,548
  Retained earnings - restricted                                                       25,000              24,147
  Less shares acquired by Employee Stock Ownership Plan (ESOP)                         (1,748)             (1,785)
  Less shares of common stock held in treasury - at cost                                   -                  (20)
  Less shares acquired by Management Recognition Plan (MRP)                              (292)               (292)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                             72                 117
                                                                                     --------            --------
         Total stockholders' equity                                                    65,150              64,274
                                                                                     --------            --------

         Total liabilities and stockholders' equity                                  $540,408            $535,100
                                                                                      =======             =======

                        Fidelity Financial of Ohio, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)


                                                                                    1998              1997
Interest income
  Loans                                                                           $8,296            $7,964
  Mortgage-backed securities                                                         704               775
  Investment securities                                                               90               282
  Interest-bearing deposits and other                                                477               265
                                                                                  ------            ------
         Total interest income                                                     9,567             9,286

Interest expense
  Deposits                                                                         5,297             5,040
  Borrowings                                                                         545               325
                                                                                  ------            ------
         Total interest expense                                                    5,842             5,365
                                                                                   -----             -----

         Net interest income                                                       3,725             3,921
Provision for losses on loans                                                         20                25
                                                                                 -------           -------
         Net interest income after provision for losses on loans                   3,705             3,896

Other income
  Gain on sale of investment and mortgage-backed securities                           62               125
  Gain on sale of loans                                                               39                -
  Gain on sale of real estate                                                        141                 6
  Rental                                                                              54                60
  Other operating                                                                    209               176
                                                                                  ------            ------
         Total other income                                                          505               367

General, administrative and other expense
  Employee compensation and benefits                                                 969             1,042
  Occupancy and equipment                                                            392               386
  Federal deposit insurance premiums                                                  66                65
  Franchise taxes                                                                    198               185
  Amortization of goodwill and other intangible assets                               172               175
  Data processing                                                                    125               122
  Other operating                                                                    408               409
                                                                                  ------            ------
         Total general, administrative and other expense                           2,330             2,384
                                                                                   -----             -----

         Earnings before income taxes                                              1,880             1,879

Federal income taxes
  Current                                                                            628               405
  Deferred                                                                            49               264
                                                                                 -------            ------
         Total federal income taxes                                                  677               671
                                                                                  ------            ------

         NET EARNINGS                                                             $1,203            $1,208
                                                                                   =====             =====

         EARNINGS PER SHARE
           Basic                                                                    $.22              $.22
                                                                                     ===               ===

           Diluted                                                                  $.22              $.22
                                                                                     ===               ===


                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)


                                                          1998            1997
Net earnings                                            $1,203          $1,208

Other comprehensive income, net of tax:
  Unrealized losses on securities designated as
    available for sale                                     (45)           (326)

  Reclassification adjustment for gains included
    in net earnings                                         41              82
                                                       -------         -------

Comprehensive income                                    $1,199         $   964
                                                         =====          ======


                        Fidelity Financial of Ohio, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                        1998         1997
Cash flows from operating activities:
  Net earnings for the period                                                       $  1,203     $  1,208
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                        178          201
    Amortization of premiums on investments and mortgage-backed securities                46           22
    Amortization of deferred loan origination (fees) costs                               156          (81)
    Amortization expense of employee stock benefit plans                                 134           72
    Amortization of goodwill and other intangible assets                                 172          175
    Amortization of purchase accounting adjustments                                      (81)        (277)
    Gain on sale of investment and mortgage-backed securities                            (62)        (125)
    Loss on sale of mortgage loans                                                        37           -
    Loans disbursed for sale in the secondary market                                  (6,685)          -
    Proceeds from sale of mortgage loans                                               6,136           -
    Gain on sale of real estate                                                         (141)          (6)
    Federal Home Loan Bank stock dividends                                               (75)         (65)
    Provision for losses on loans                                                         20           25
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                               (76)        (126)
      Accrued interest receivable on mortgage-backed securities                         (104)         (12)
      Accrued interest receivable on investments                                          74           16
      Prepaid expenses and other assets                                                 (433)        (252)
      Accrued interest and other liabilities                                           1,951         (456)
      Federal income taxes
        Current                                                                          628          419
        Deferred                                                                          49          264
                                                                                   ---------     --------
         Net cash provided by operating activities                                     3,127        1,002

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                      -        (7,487)
  Proceeds from sale of investment securities designated as available for sale         1,142        2,997
  Maturities of investment securities designated as available for sale                    13           12
  Purchase of mortgage-backed securities designated as available for sale             (8,210)      (6,426)
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                                    -         4,152
  Principal repayments on mortgage-backed securities designated as
    available for sale                                                                 2,238        1,263
  Purchase of mortgage-backed securities designated as held to maturity              (14,883)      (5,078)
  Principal repayments on mortgage-backed securities designated as held
    to maturity                                                                        1,208          375
  Loan disbursements                                                                 (25,945)     (23,067)
  Purchase of loan participations                                                         -        (5,038)
  Principal repayments on loans                                                       41,324       11,878
  Proceeds from sale of real estate                                                      213          135
  Purchases and additions to office premises and equipment                               (70)        (280)
  Additions to real estate acquired through foreclosure                                   (6)          -
                                                                                     -------       ------
         Net cash used in investing activities                                        (2,976)     (26,564)
                                                                                     -------       ------

         Net cash provided by (used in) operating and investing activities
           (subtotal carried forward)                                                    151      (25,562)
                                                                                    --------       ------


                        Fidelity Financial of Ohio, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,

                                 (In thousands)
                                                                                           1998         1997
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                                 $     151     $(25,562)

Cash provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                            (7,233)      11,976
  Proceeds from Federal Home Loan Bank advances                                          11,000        2,000
  Repayment of Federal Home Loan Bank advances                                             (759)        (286)
  Proceeds from the exercise of stock options                                                31           -
  Dividends on common stock                                                                (447)        (392)
  Advances by borrowers for taxes and insurance                                            (806)        (596)
                                                                                       --------    ---------
         Net cash provided by financing activities                                        1,786       12,702
                                                                                        -------      -------

Net increase (decrease) in cash and cash equivalents                                      1,937      (12,860)

Cash and cash equivalents at beginning of period                                         30,531       22,610
                                                                                         ------      -------

Cash and cash equivalents at end of period                                              $32,468    $   9,750
                                                                                         ======     ========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                               $     -     $      -
                                                                                        =======     =======

    Interest on deposits and borrowings                                                $  5,769    $   4,975
                                                                                        =======     ========

Supplemental disclosure of noncash investing and financing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                               $    (45)   $    (326)
                                                                                        =======     ========

Recognition of mortgage servicing rights in accordance with SFAS No. 125               $     76    $      -
                                                                                        =======     =======

                        Fidelity Financial of Ohio, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Fidelity Financial of Ohio, Inc. (the "Corporation") included in the Annual Report on Form 10-K for the year ended December 31, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Fidelity Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 175,047 and 191,115 unallocated ESOP shares, totaled 5,418,975 and 5,402,854 for the three month periods ended March 31, 1998 and 1997, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,499,559 and 5,440,925 for the three month periods ended March 31, 1998 and 1997, respectively.

    4.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the

                        Fidelity Financial of Ohio, Inc.

    4.   Effects of Recent Accounting Pronouncements (continued)

    carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Corporation's consolidated financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation adopted SFAS No. 130 effective January 1, 1998, as required, without material effect on the Corporation's financial statements.

                        Fidelity Financial of Ohio, Inc.

    4.   Effects of Recent Accounting Pronouncements (continued)

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

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Forward-Looking Statements

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertanties. Economic circumstances, the Corporation's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:

1. Management's determination of the amount and adequacy of the allowance for loan losses;
2.  The effect of changes in interest rates;
3. Management's opinion as to the effects of recent accounting pronouncements on the Corporation's consolidated financial statements;
4. Management's determination of the effect of the year 2000 on its information technology systems.


Discussion of Financial Condition Changes from December 31, 1997 to March 31,
1998

The Corporation's consolidated total assets amounted to $540.4 million at March 31, 1998, an increase of $5.3 million, or 1.0%, over the $535.1 million total at December 31, 1997. The growth in assets was funded primarily through an increase of $10.2 million in FHLB advances and undistributed earnings of $756,000, which were partially offset by a decline in deposits of $7.3 million.

Cash and cash equivalents, comprised of cash and due from banks, federal funds sold and interest-bearing deposits in other financial institutions, amounted to $32.5 million at December 31, 1997, an increase of $1.9 million, or 6.3%, over the total in 1997.

Investment securities totaled $4.9 million at March 31, 1998, a decrease of $1.1 million, or 18.8%, from 1997 levels. The decrease was due primarily to sales during the period totaling $1.1 million. Proceeds from sales of investment securities were used to fund payments of dividends to shareholders.

Mortgage-backed securities (including securities classified as available for sale) totaled $58.9 million at March 31, 1998, an increase of $19.6 million, or 49.7%, from the total at December 31, 1997. The increase in mortgage-backed securities was due primarily to purchases totaling $23.1 million, which were partially offset by principal repayments of $3.4 million. Purchases during the current quarter consisted of $17.0 million of fixed-rate intermediate term securities and $5.1 million of adjustable-rate securities. Such purchases were funded by proceeds from loan repayments.

Loans receivable decreased by $15.2 million, or 3.5%, to a total of $421.7 million at March 31, 1998, as compared to $436.9 million at December 31, 1997. The decrease resulted primarily from loan disbursements of $32.6 million, which were exceeded by principal repayments totaling $41.3 million and sales of $6.1 million. Loan originations during the 1998 quarter increased by $9.6 million, or 41.4%, over the comparable quarter in 1997. The Savings Bank's loan originations during 1998 were primarily comprised of one- to four-family and multi-family loans, which totaled $29.4 million, or 90.1%, of total loan originations.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial  Condition  Changes from  December 31, 1997 to March 31,
 1998 (continued)

The Savings Bank's allowance for loan losses totaled $1.7 million at March 31, 1998, an increase of $13,000, or .8%, over the total at December 31, 1997. The allowance represented .39% and .37% of total loans at March 31, 1998 and December 31, 1997, respectively, and 209.1% and 173.2% of nonperforming loans, which totaled $799,000 and $1.0 million at those respective dates. While management believes the Savings Bank's allowance for loan losses is adequate at March 31, 1998, based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect future operating results.

Deposits totaled $424.7 million at March 31, 1998, a decrease of $7.3 million, or 1.7%, from the total at December 31, 1997. Deposits subject to daily repricing totaled $92.3 million and $91.4 million, or 21.7% of total deposits at March 31, 1998, as compared to 21.2% of total deposits at December 31, 1997. Certificates of deposit totaled $331.9 million, or 78.3% of total deposits at March 31, 1998, as compared to 78.8% at December 31, 1997.

Advances from the Federal Home Loan Bank totaled $44.5 million at March 31, 1998, an increase of $10.2 million, or 29.9%, over the balance at December 31, 1997. The increase resulted primarily from $11.0 million in borrowings during the 1998 quarter, which were partially offset by repayments of $759,000. During the three months ended March 31, 1998, management elected to utilize advances to fund net deposit outflows in order to achieve an overall reduction in the cost of funds.

Stockholders' equity totaled $65.2 million at March 31, 1998, an increase of $876,000, or 1.4%, over the total at December 31, 1997. The increase resulted primarily from the net earnings of $1.2 million.


Comparison of Operating Results for the Three Month Periods ended March 31, 1998 and 1997

General

Net earnings amounted to $1,203,000 for the three months ended March 31, 1998, a decrease of $5,000, or .4%, from the $1,208,000 in net earnings recorded for the three months ended March 31, 1997. Net interest income decreased by $196,000, which was partially offset by a $138,000 increase in other income and a $54,000 decrease in general, administrative and other expense.

Net Interest Income

Net interest income totaled $3.7 million for the three months ended March 31, 1998, a decrease of $196,000, or 5.0%, from the 1997 quarter. Interest income increased by $281,000, or 3.0%, for the three months ended March 31, 1998, as compared to 1997. Interest income on loans and mortgage-backed securities increased by $261,000, or 3.0%, due primarily to a $25.5 million, or 5.7%, increase in the average balance outstanding year to year, which was partially offset by a 20 basis point decline in the weighted-average yield, from 7.76% in 1997 to 7.56% in 1998. Interest income on investment securities and interest-bearing deposits increased by $20,000, or 3.7%, during 1998 due primarily to a $1.4 million, or 3.8%, increase in the average balance outstanding.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits increased by $257,000, or 5.1%, for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The increase was due primarily to a $12.9 million, or 3.1%, increase in the average balance outstanding, coupled with a 10 basis point increase in the average cost of deposits, to 4.96% for the quarter ended March 31, 1998, as compared to 4.86% for the 1997 quarter. Interest expense on borrowings increased by $220,000, or 67.7%, due to a $14.6 million increase in the average balance of outstanding borrowings during 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $196,000, or 5.0%, for the three months ended March 31, 1998 as compared to 1997. The interest rate spread amounted to 2.40% during 1998 and 2.69% in 1997, while the net interest margin declined to 2.90% from 3.22% for the three months ended March 31, 1998 and 1997, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $20,000 provision for losses on loans during the three months ended March 31, 1998, a decrease of $5,000 from the amount recorded in the 1997 quarter. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $138,000, or 37.6%, to a total of $505,000 for the three months ended March 31, 1998, as compared to $367,000 in 1997. The increase was due primarily to a $135,000 increase in gains on sales of real estate, coupled with a $39,000 gain on sale of loans and a $33,000 increase in other operating income, which consisted primarily of service charges and fees.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the three months ended March 31, 1998, a decrease of $54,000, or 2.3%, from the 1997 total. The decrease resulted primarily from a $73,000, or 7.0%, decrease in employee compensation and benefits, which was partially offset by a $13,000, or 7.0%, increase in franchise taxes.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1998 and 1997 (continued)

General, Administrative and Other Expense (continued)

The decrease in employee compensation and benefits resulted primarily from an increase in deferred loan origination costs associated with the increase in loan volume year to year.

The increase in franchise taxes resulted from the increase in stockholders' equity year to year.

Federal Income Taxes

The provision for federal income taxes totaled $677,000 for the three months ended March 31, 1998, an increase of $6,000, or .9%, over the provision recorded in the three months ended March 31, 1997. The Corporation's effective tax rates were 36.0% and 35.7% for the three months ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

The Savings Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government and government agency obligations and other similar investments. Such investments are intended to provide a source of relatively liquid funds upon which the Savings Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 4% of certain liabilities as defined by the OTS and is changed from time to time to reflect economic conditions.

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents, (not committed, pledged or required to liquidate specific liabilities), investment and qualifying mortgage-backed securities to the sum of withdrawable deposit accounts and borrowings payable on demand or with unexpired maturities of one year or less, was 22.3% at March 31, 1998. At March 31, 1998 the Savings Bank's "liquid" assets totaled approximately $80.6 million, which was $66.2 million in excess of the current OTS minimum requirement.

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1998 and 1997 (continued)

Liquidity and Capital Resources (continued)

and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provides liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of
Cincinnati). At March 31, 1998, the Savings Bank had $44.5 million of outstanding advances from the FHLB of Cincinnati. Furthermore, the Savings Bank has access to the Federal Reserve Bank discount window.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At March 31, 1998, the total approved loan commitments outstanding amounted to $15.7 million. At the same date, commitments under unused lines of credit secured by one- to four-family residential property amounted to $4.9 million, commitments under unused lines of credit secured by multi-family and non-residential real estate totaled $4.2 million and the unadvanced portion of construction loans approximated $5.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998, totaled $268.4 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

The Savings Bank is subject to minimum capital standards promulgated by the OTS. At March 31, 1998, the Savings Bank's capital was well in excess of all such minimum capital requirements.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1998 and 1997 (continued)

Other Matters

As with all providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Savings Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-Q, management has developed an estimate of expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue, however does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Savings Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Savings Bank's primary market area. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Savings Bank's primary market area is not significantly dependent upon one employer or industry, the Savings Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Corporation and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are monetary in nature. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                        Fidelity Financial of Ohio, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         1.   Election of Directors

         The nominees and voting were as follows:

         Nominees                         For                         Withheld
         Constantine N. Papadakis         4,631,267                   44,686
         Paul D. Staubach                 4,648,771                   27,182
         Michael W. Jordan                4,632,179                   43,774

         There were 919,015 non-votes.

         2.  Ratification of Independent Auditors

         Voting on the proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for fiscal 1998 was as follows:

         For                                       Withheld

         5,632,179                                 43,774

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         There were no Form 8-K's filed by Fidelity Financial of Ohio, Inc. during the quarter ended March 31, 1998.

         Exhibit 27: Financial Data Schedule for the Three Months Ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 11, 1998                     By: /s/John R. Reusing
       -------------------------                 ------------------
                                                  John R. Reusing
                                                  President and Chief Executive
                                                  Officer





Date:       May 11, 1998                     By: /s/Paul D. Staubach
       -------------------------                 -------------------
                                                 Paul D. Staubach
                                                 Senior Vice President and
                                                 Chief Financial Officer