Form 10-Q
period 1998-06-30
FIDELITY FINANCIAL OF OHIO INC
filed 1998-08-14
CIK 1003468

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                               --------------------------------------

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

Yes   X                                                 No ____

As of August 10, 1998, the latest practicable date, 5,599,428 shares of the registrant's common stock, no par value, were issued and outstanding.










                               Page 1 of 20 pages

                        Fidelity Financial of Ohio, Inc.

                                      INDEX

                                                                        Page

PART I  -    FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                3

             Consolidated Statements of Earnings                           4

             Consolidated Statements of Comprehensive Income               5

             Consolidated Statements of Cash Flows                         6

             Notes to Consolidated Financial Statements                    8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                   11

             Quantitative and Qualitative Disclosures About
             Market Risk                                                  18


PART II -    OTHER INFORMATION                                            19

SIGNATURES                                                                20


                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                           June 30,        December 31,
         ASSETS                                                                                1998                1997
Cash and due from banks                                                                    $  3,374            $  2,801
Federal funds sold                                                                           17,742              22,646
Interest-bearing deposits in other financial institutions                                     1,153               5,084
                                                                                            -------             -------
         Cash and cash equivalents                                                           22,269              30,531

Investment securities available for sale - at market                                          4,871               6,020
Mortgage-backed securities available for sale - at market                                    28,725              25,827
Mortgage-backed securities - at cost, approximate market value of
  $29,694 and $13,706 at June 30, 1998 and December 31, 1997, respectively                   29,562              13,527
Loans receivable - net                                                                      423,031             436,414
Loans held for sale - at lower of cost or market                                                697                 438
Office premises and equipment - at depreciated cost                                           7,248               7,462
Real estate acquired through foreclosure                                                        160                  -
Federal Home Loan Bank stock - at cost                                                        4,308               4,157
Accrued interest receivable on loans                                                          2,197               2,110
Accrued interest receivable on mortgage-backed securities                                       359                 245
Accrued interest receivable on investments                                                       99                 132
Prepaid expenses and other assets                                                               733                 289
Goodwill and other intangible assets, net of accumulated amortization                         7,285               7,628
Prepaid federal income taxes                                                                    382                 320
                                                                                            -------             -------

         Total assets                                                                      $531,926            $535,100
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $418,404            $432,024
Advances from the Federal Home Loan Bank                                                     43,845              34,233
Advances by borrowers for taxes and insurance                                                 1,275               2,134
Accrued interest and other liabilities                                                        1,742               1,826
Deferred federal income taxes                                                                   645                 609
                                                                                            -------             -------
         Total liabilities                                                                  465,911             470,826

 Stockholders' equity
  Preferred stock - authorized, 5,000,000 shares at $.10 par value; none issued                  -                   -
  Common stock - authorized, 15,000,000 shares at $.10 par value; 5,598,180 and
    5,593,969 shares issued and outstanding at June 30, 1998 and December 31, 1997              560                 559
  Additional paid-in capital                                                                 41,597              41,548
  Retained earnings - restricted                                                             25,782              24,147
  Less shares acquired by Employee Stock Ownership Plan (ESOP)                               (1,710)             (1,785)
  Less shares of common stock held in treasury - at cost                                         -                  (20)
  Less shares acquired by Management Recognition Plan (MRP)                                    (234)               (292)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                   20                 117
                                                                                            -------             -------
         Total stockholders' equity                                                          66,015              64,274
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $531,926            $535,100
                                                                                            =======             =======



                        Fidelity Financial of Ohio, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   For the three and six months ended June 30,
                        (In thousands, except share data)


                                                                            Six months ended         Three months ended
                                                                                June 30,                    June 30,
                                                                            1998         1997           1998       1997
Interest income
  Loans                                                                  $16,408      $16,252         $8,112     $8,288
  Mortgage-backed securities                                               1,662        1,455            958        680
  Investment securities                                                      183          593             93        311
  Interest-bearing deposits and other                                        841          496            364        231
                                                                          ------       ------          -----      -----
         Total interest income                                            19,094       18,796          9,527      9,510

Interest expense
  Deposits                                                                10,357       10,269          5,060      5,229
  Borrowings                                                               1,225          673            680        348
                                                                          ------       ------          -----      -----
         Total interest expense                                           11,582       10,942          5,740      5,577
                                                                          ------       ------          -----      -----

         Net interest income                                               7,512        7,854          3,787      3,933

Provision for losses on loans                                                 47           50             27         25
                                                                          ------       ------          -----      -----

         Net interest income after provision for losses on loans           7,465        7,804          3,760      3,908

Other income
  Gain on sale of investment and mortgage-backed securities                   62          128             -           3
  Gain on sale of loans                                                       68            4             29          4
  Gain on sale of real estate                                                141            6             -          -
  Rental                                                                     103          116             49         56
  Other operating                                                            437          399            228        223
                                                                          ------       ------          -----      -----
         Total other income                                                  811          653            306        286

General, administrative and other expense
  Employee compensation and benefits                                       1,956        2,047            987      1,005
  Occupancy and equipment                                                    753          736            361        350
  Federal deposit insurance premiums                                         123          123             57         58
  Franchise taxes                                                            396          372            198        187
  Amortization of goodwill and other intangible assets                       343          350            171        175
  Data processing                                                            247          223            122        101
  Other operating                                                            791          818            383        409
                                                                          ------       ------          -----      -----
         Total general, administrative and other expense                   4,609        4,669          2,279      2,285
                                                                          ------       ------          -----      -----

         Earnings before income taxes                                      3,667        3,788          1,787      1,909

Federal income taxes
  Current                                                                  1,242        1,005            614        598
  Deferred                                                                    88          354             39         90
                                                                          ------       ------          -----      -----
         Total federal income taxes                                        1,330        1,359            653        688
                                                                          ------       ------          -----      -----

         NET EARNINGS                                                    $ 2,337      $ 2,429         $1,134     $1,221
                                                                          ======       ======          =====      =====

         EARNINGS PER SHARE
           Basic                                                           $0.43        $0.45          $0.21      $0.23
                                                                            ====         ====           ====       ====

           Diluted                                                         $0.42        $0.45          $0.21      $0.22
                                                                            ====         ====           ====       ====



                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        For the six months ended June 30,
                                 (In thousands)


                                                                  1998                1997
Net earnings                                                    $2,337              $2,429

Other comprehensive income, net of tax:
  Unrealized losses on securities designated as
    available for sale                                             (28)                (28)

  Reclassification adjustment for gains included
    in net earnings                                                 -                   -
                                                                 -----               -----

Comprehensive income                                            $2,309              $2,401
                                                                 =====               =====



                        Fidelity Financial of Ohio, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                      1998         1997
Cash flows from operating activities:
  Net earnings for the period                                                                      $ 2,337      $ 2,429
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                      322          340
    Amortization of premiums on investments and mortgage-backed securities                              73           22
    Amortization of deferred loan origination (fees) costs                                             263           (5)
    Amortization expense of employee stock benefit plans                                               326          187
    Amortization of goodwill and other intangible assets                                               343          350
    Amortization of purchase accounting adjustments                                                   (143)        (493)
    Gain on sale of investment and mortgage-backed securities                                          (62)        (128)
    (Gain) loss on sale of mortgage loans                                                               63           (4)
    Loans disbursed for sale in the secondary market                                               (10,759)        (536)
    Proceeds from sale of mortgage loans                                                            10,504          253
    Gain on sale of real estate                                                                       (141)          (6)
    Federal Home Loan Bank stock dividends                                                            (151)        (136)
    Provision for losses on loans                                                                       47           50
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                             (87)        (293)
      Accrued interest receivable on mortgage-backed securities                                       (114)          63
      Accrued interest receivable on investments                                                        33          (65)
      Prepaid expenses and other assets                                                               (444)        (163)
      Accrued interest and other liabilities                                                           (84)        (844)
      Federal income taxes
        Current                                                                                        (62)         375
        Deferred                                                                                        88          354
                                                                                                   -------       ------
         Net cash provided by operating activities                                                   2,352        1,750

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                                    -        (9,489)
  Proceeds from sale of investment securities designated as available for sale                       1,142        6,489
  Maturities of investment securities designated as available for sale                                  22           19
  Purchase of mortgage-backed securities designated as available for sale                           (8,210)      (6,426)
  Proceeds from sale of mortgage-backed securities designated as available for sale                     -        14,309
  Principal repayments on mortgage-backed securities designated as available for sale                5,165        2,589
  Purchase of mortgage-backed securities designated as held to maturity                            (19,398)      (5,078)
  Principal repayments on mortgage-backed securities designated as held to maturity                  3,338          840
  Loan disbursements                                                                               (63,598)     (58,992)
  Sale of loan participations                                                                        1,477           -
  Purchase of loan participations                                                                   (1,999)      (5,038)
  Principal repayments on loans                                                                     77,028       28,402
  Purchase of Federal Home Loan Bank stock                                                              -           (93)
  Proceeds from sale of office premises and equipment                                                   -           135
  Proceeds from sale of real estate                                                                    213           -
  Purchases and additions to office premises and equipment                                            (183)        (622)
  Additions to real estate acquired through foreclosure                                                 (6)          -
                                                                                                   -------       ------
         Net cash used in investing activities                                                      (5,009)     (32,955)
                                                                                                   -------       ------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                               (2,657)     (31,205)
                                                                                                   -------       ------



                        Fidelity Financial of Ohio, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)
                                                                                                      1998         1997
         Net cash used in operating and investing activities
           (subtotal brought forward)                                                              $(2,657)    $(31,205)

Cash provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                      (13,528)      22,569
  Proceeds from Federal Home Loan Bank advances                                                     13,000        9,000
  Repayment of Federal Home Loan Bank advances                                                      (3,393)      (6,737)
  Purchase of treasury stock                                                                            -          (219)
  Purchase of stock for Management Recognition Plan                                                     -          (292)
  Proceeds from the exercise of stock options                                                           70            2
  Dividends on common stock                                                                           (895)        (782)
  Advances by borrowers for taxes and insurance                                                       (859)        (405)
                                                                                                    ------      -------
         Net cash provided by (used in) financing activities                                        (5,605)      23,136
                                                                                                    ------      -------

Net decrease in cash and cash equivalents                                                           (8,262)      (8,069)

Cash and cash equivalents at beginning of period                                                    30,531       22,610
                                                                                                    ------      -------

Cash and cash equivalents at end of period                                                         $22,269     $ 14,541
                                                                                                    ======      =======


Supplemental disclosure of cash flow information: Cash paid during the year for:
    Federal income taxes                                                                           $ 1,300     $    625
                                                                                                    ======      =======

    Interest on deposits and borrowings                                                            $11,558     $ 10,901
                                                                                                    ======      =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                           $   (97)    $   (173)
                                                                                                    ======      =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                                   $   131     $     -
                                                                                                    ======      ======




                        Fidelity Financial of Ohio, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Fidelity Financial of Ohio, Inc. (the "Corporation") included in the Annual Report on Form 10-K for the year ended December 31, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Fidelity Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 175,047 and 191,115 unallocated ESOP shares, totaled 5,419,622 and 5,401,286 for the six month periods ended June 30, 1998 and 1997, respectively, and 5,420,263 and 5,401,286 for the three month periods ended June 30, 1998 and 1997, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,499,151 and 5,445,805 for the six month periods ended June 30, 1998 and 1997, respectively, and 5,499,684 and 5,451,878 for the three months ended June 30, 1998 and 1997, respectively.

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


Discussion of Financial Condition Changes from December 31, 1997 to June 30,
1998

The Corporation's consolidated total assets amounted to $531.9 million at June 30, 1998, a decrease of $3.2 million, or .6%, from the $535.1 million total at December 31, 1997. The decline in assets resulted primarily from a decline in deposits of $13.6 million which was partially offset by an increase of $9.6 million in FHLB advances and undistributed earnings of $1.4 million.

Cash and cash equivalents, comprised of cash and due from banks, federal funds sold and interest-bearing deposits in other financial institutions, amounted to $22.3 million at June 30, 1998, a decrease of $8.3 million, or 27.1%, from the total in 1997.

Investment securities totaled $4.9 million at June 30, 1998, a decrease of $1.1 million, or 19.1%, from 1997 levels, due primarily to sales during the period totaling $1.1 million.

Mortgage-backed securities (including securities classified as available for sale) totaled $58.3 million at June 30, 1998, an increase of $18.9 million, or 48.1%, from the total at December 31, 1997. The increase in mortgage-backed securities was due primarily to purchases totaling $27.6 million, which were partially offset by principal repayments of $8.5 million. Purchases during the current period consisted of $21.5 million of fixed-rate securities and $6.1 million of adjustable-rate securities. Such purchases were funded by proceeds from loan repayments and utilization of excess liquidity.

Loans receivable decreased by $13.1 million, or 3.0%, to a total of $423.7 million at June 30, 1998, as compared to $436.9 million at December 31, 1997. The decrease resulted primarily from loan disbursements of $76.4 million, which were exceeded by principal repayments totaling $77.0 million and sales of $12.0 million. Loan originations during the 1998 period increased by $11.8 million, or 18.3%, over the comparable period in 1997. The Savings Bank's loan originations during 1998 were primarily comprised of one- to four-family and multi-family loans, which totaled $59.9 million, or 78.5%, of total loan originations.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Discussion of  Financial  Condition  Changes from  December 31, 1997 to June 30,
 1998 (continued)

The Savings Bank's allowance for loan losses totaled $1.7 million at June 30, 1998, an increase of $37,000, or 2.2%, over the total at December 31, 1997. The allowance represented .39% and .37% of total loans at June 30, 1998 and December 31, 1997, respectively, and 137.0% and 173.2% of nonperforming loans, which totaled $1.2 million and $1.0 million at those respective dates. While management believes the Savings Bank's allowance for loan losses is adequate at June 30, 1998, based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect future operating results.

Deposits totaled $418.4 million at June 30, 1998, a decrease of $13.6 million, or 3.2%, from the total at December 31, 1997. Deposits subject to daily repricing totaled $91.6 million, or 21.9%, of total deposits at June 30, 1998, as compared to 21.2% of total deposits at December 31, 1997. Certificates of deposit totaled $326.8 million, or 78.1% of total deposits at June 30, 1998, as compared to 78.8% at December 31, 1997.

Advances from the Federal Home Loan Bank totaled $43.8 million at June 30, 1998, an increase of $9.6 million, or 28.1%, over the balance at December 31, 1997. The increase resulted primarily from $13.0 million in borrowings during the 1998 period, which were partially offset by repayments of $3.4 million. During the six months ended June 30, 1998, management elected to utilize advances to fund net deposit outflows in order to achieve an overall reduction in the cost of funds.

Stockholders' equity totaled $66.0 million at June 30, 1998, an increase of $1.7 million, or 2.7%, over the total at December 31, 1997. The increase resulted primarily from the net earnings of $2.3 million, less dividends paid which totaled $895,000.


Comparison of Operating Results for the Six Month Periods ended June 30, 1998 and 1997

General

Net earnings amounted to $2.3 million for the six months ended June 30, 1998, a decrease of $92,000, or 3.8%, from the $2.4 million in net earnings recorded for the six months ended June 30, 1997. Net interest income decreased by $342,000, which was partially offset by a $158,000 increase in other income and a $60,000 decrease in general, administrative and other expense.

Net Interest Income

Net interest income totaled $7.5 million for the six months ended June 30, 1998, a decrease of $342,000, or 4.4%, from the 1997 period. Interest income increased by $298,000, or 1.6%, for the six months ended June 30, 1998, as compared to 1997. Interest income on loans and mortgage-backed securities increased by $363,000, or 2.1%, due primarily to a $23.0 million, or 5.0%, increase in the average balance outstanding year to year, which was partially offset by a 21 basis point decline in the weighted-average yield, from 7.74% in 1997 to 7.53% in 1998. Interest income on investment securities and interest-bearing deposits decreased by $65,000, or 6.0%, during 1998 due primarily to a $1.3 million, or 3.5%, decrease in the average balance outstanding.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods ended June 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits increased by $88,000, or .9%, for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The increase was due primarily to a $3.7 million, or .9%, increase in the average balance outstanding, as the average cost of deposits remained unchanged at 4.90% for each of the six month periods ended June 30, 1998 and 1997. Interest expense on borrowings increased by $552,000, or 82.0%, due to an $18.8 million increase in the average balance of outstanding borrowings during 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $342,000, or 4.4%, for the six months ended June 30, 1998 as compared to 1997. The interest rate spread amounted to 2.42% during 1998 and 2.65% in 1997, while the net interest margin declined to 2.92% from 3.18% for the six months ended June 30, 1998 and 1997, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $47,000 provision for losses on loans during the six months ended June 30, 1998, a decrease of $3,000 from the amount recorded in the 1997 six month period. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $158,000, or 24.2%, to a total of $811,000 for the six months ended June 30, 1998, as compared to $653,000 in 1997. The increase was due primarily to a $135,000 increase in gains on sales of real estate, coupled with a $68,000 gain on sale of loans and a $38,000, or 9.5%, increase in other operating income, which consisted primarily of service charges and fees, which were partially offset by a $66,000 decrease in gains on sale of securities year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $4.6 million for the six months ended June 30, 1998, a decrease of $60,000, or 1.3%, from the 1997 total. The decrease resulted primarily from a $91,000, or 4.4%, decrease in employee compensation and benefits, which was partially offset by a $24,000, or 6.5%, increase in franchise taxes.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods ended June 30, 1998 and 1997 (continued)

General, Administrative and Other Expense (continued)

The decrease in employee compensation and benefits resulted primarily from an increase in deferred loan origination costs associated with the increase in loan volume year to year.

The increase in franchise taxes resulted from the increase in stockholders' equity year to year.

Federal Income Taxes

The provision for federal income taxes totaled $1.3 million for the six months ended June 30, 1998, a decrease of $29,000, or 2.1%, from the provision recorded in the six months ended June 30, 1997. The Corporation's effective tax rates were 36.3% and 35.9% for the six months ended June 30, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods ended June 30, 1998 and 1997

General

Net earnings amounted to $1.1 million for the three months ended June 30, 1998, a decrease of $87,000, or 7.1%, from the $1.2 million in net earnings recorded for the three months ended June 30, 1997. Net interest income decreased by $146,000, which was partially offset by a $20,000 increase in other income, a $6,000 decrease in general, administrative and other expense and a $35,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income totaled $3.8 million for the three months ended June 30, 1998, a decrease of $146,000, or 3.7%, from the 1997 period. Interest income increased by $17,000, or .2%, for the three months ended June 30, 1998, as compared to 1997. Interest income on loans and mortgage-backed securities increased by $102,000, or 1.1%, due primarily to a $20.5 million, or 4.4%, increase in the average balance outstanding year to year, which was partially offset by a 24 basis point decline in the weighted-average yield, from 7.71% in 1997 to 7.47% in 1998. Interest income on investment securities and interest-bearing deposits decreased by $85,000, or 15.7%, during 1998 due primarily to a $3.9 million, or 11.2%, decrease in the average balance outstanding, coupled with a 31 basis point decline in the weighted-average yield year to year, to 5.97% for the three months ended June 30, 1998.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended June 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $169,000, or 3.2%, for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. The decrease was due primarily to a $5.5 million, or 1.3%, decrease in the average balance outstanding, coupled with a 10 basis point decline in the average cost of deposits, to 4.84% for the quarter ended June 30, 1998, as compared to 4.94% for the 1997 quarter. Interest expense on borrowings increased by $332,000, or 95.4%, due to a $23.0 million increase in the average balance of outstanding borrowings during 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $146,000, or 3.7%, for the three months ended June 30, 1998 as compared to 1997. The interest rate spread amounted to 2.44% during 1998 and 2.61% in 1997, while the net interest margin declined to 2.95% from 3.15% for the three months ended June 30, 1998 and 1997, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $27,000 provision for losses on loans during the three months ended June 30, 1998, compared to $25,000 recorded in the 1997 three month period. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $20,000, or 7.0%, to a total of $306,000 for the three months ended June 30, 1998, as compared to $286,000 in 1997. The increase was due primarily to a $25,000 increase in gains on sales of loans.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the three months ended June 30, 1998, a decrease of $6,000, or .3%, from the 1997 total. The decrease resulted primarily from an $18,000, or 1.8%, decrease in employee compensation and benefits and a $26,000, or 6.4%, decrease in other operating expense, which were partially offset by an $11,000, or 5.9%, increase in franchise taxes and a $21,000, or 20.8%, increase in data processing.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended June 30, 1998 and 1997 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $653,000 for the three months ended June 30, 1998, a decrease of $35,000, or 5.1%, from the provision recorded in the three months ended June 30, 1997. The Corporation's effective tax rates were 36.5% and 36.0% for the three months ended June 30, 1998 and 1997, respectively.

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

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents, (not committed, pledged or required to liquidate specific liabilities), investment and qualifying mortgage-backed securities to the sum of withdrawable deposit accounts and borrowings payable on demand or with unexpired maturities of one year or less, was 18.76% at June 30, 1998. At June 30, 1998 the Savings Bank's "liquid" assets totaled approximately $66.3 million, which was $51.4 million in excess of the current OTS minimum requirement.

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provides liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of Cincinnati). At June 30, 1998, the Savings Bank had $44.5 million of outstanding advances from the FHLB of Cincinnati. Furthermore, the Savings Bank has access to the Federal Reserve Bank discount window.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended June 30, 1998 and 1997 (continued)

Liquidity and Capital Resources (continued)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At June 30, 1998, the total approved loan commitments outstanding amounted to $13.0 million. At the same date, commitments under unused lines of credit secured by one- to four-family residential property amounted to $5.3 million, commitments under unused lines of credit secured by multi-family and non-residential real estate totaled $3.0 million and the unadvanced portion of construction loans approximated $9.4 million. At June 30, 1998, commitments to sell loans amounted to $2.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998, totaled $248.5 million and Federal Home Loan Bank advances maturing in one year or less amounted to $12.4 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

The Savings Bank is subject to minimum capital standards promulgated by the OTS. At June 30, 1998, the Savings Bank's capital was well in excess of all such minimum capital requirements.


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


Other Matters (continued)

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


Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative disclosures about market risk are presented at December 31, 1997 in Item 7A of the Corporation's Annual Report on Form 10K, filed with the SEC on March 30, 1998. Management believes there have been no material changes in the Corporation's market risk since December 31, 1997.

                        Fidelity Financial of Ohio, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         Deadlines for Shareholder Proposals

         Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

         (1) The deadline for submitting shareholder proposals for inclusion in the Corporation's proxy statement and form of proxy for the Corporation's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 is November 27, 1998.

         (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is February 27, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

         There were no Form 8-K's filed by Fidelity Financial of Ohio, Inc. during the quarter ended June 30, 1998.

         Exhibit 27: Financial Data Schedule for the Six Months Ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       August 10, 1998                  By: /s/John R. Reusing
       -----------------------                   ------------------
                                                   John R. Reusing
                                                   President and Chief Executive
                                                   Officer





Date:       August 10, 1998                  By: /s/Paul D. Staubach
       -----------------------                   -------------------
                                                   Paul D. Staubach
                                                    Senior Vice President and
                                                    Chief Financial Officer