Form 10-Q
period 1998-09-30
FIDELITY FINANCIAL OF OHIO INC
filed 1998-11-13
CIK 1003468

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                               --------------------------------

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

Yes   X                                                      No ____

As of October 28, 1998, the latest practicable date, 5,601,977 shares of the registrant's common stock, no par value, were issued and outstanding.










                               Page 1 of 21 pages

                        Fidelity Financial of Ohio, Inc.

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                 3

             Consolidated Statements of Earnings                            4

             Consolidated Statements of Comprehensive Income                5

             Consolidated Statements of Cash Flows                          6

             Notes to Consolidated Financial Statements                     8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    11

             Quantitative and Qualitative Disclosures About
             Market Risk                                                   19


PART II - OTHER INFORMATION                                                20

SIGNATURES                                                                 21


                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,        December 31,
         ASSETS                                                                                1998                1997
Cash and due from banks                                                                    $  2,069            $  2,801
Federal funds sold                                                                           17,024              22,646
Interest-bearing deposits in other financial institutions                                       416               5,084
                                                                                            -------             -------
         Cash and cash equivalents                                                           19,509              30,531

Investment securities available for sale - at market                                          1,844               6,020
Mortgage-backed securities available for sale - at market                                    26,629              25,827
Mortgage-backed securities - at cost, approximate market value of
  $32,120 and $13,706 at September 30, 1998 and December 31, 1997, respectively              31,999              13,527
Loans receivable - net                                                                      425,498             436,414
Loans held for sale - at lower of cost or market                                                197                 438
Office premises and equipment - at depreciated cost                                           7,387               7,462
Real estate acquired through foreclosure                                                         95                  -
Federal Home Loan Bank stock - at cost                                                        4,387               4,157
Accrued interest receivable on loans                                                          2,273               2,110
Accrued interest receivable on mortgage-backed securities                                       353                 245
Accrued interest receivable on investments                                                       46                 132
Prepaid expenses and other assets                                                               623                 289
Goodwill and other intangible assets, net of accumulated amortization                         7,116               7,628
Prepaid federal income taxes                                                                    161                 320
                                                                                            -------             -------

         Total assets                                                                      $528,117            $535,100
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $418,953            $432,024
Advances from the Federal Home Loan Bank                                                     38,392              34,233
Advances by borrowers for taxes and insurance                                                 1,690               2,134
Accrued interest and other liabilities                                                        1,573               1,826
Deferred federal income taxes                                                                   682                 609
                                                                                            -------             -------
         Total liabilities                                                                  461,290             470,826

 Stockholders' equity
  Preferred stock - authorized, 5,000,000 shares at $.10 par value; none issued                  -                   -
  Common stock - authorized, 15,000,000 shares at $.10 par value; 5,601,977 and
    5,593,969 shares issued and outstanding at September 30, 1998 and December 31, 1997         560                 559
  Additional paid-in capital                                                                 41,634              41,548
  Retained earnings - restricted                                                             26,515              24,147
  Less shares acquired by Employee Stock Ownership Plan (ESOP)                               (1,672)             (1,785)
  Less shares of common stock held in treasury - at cost                                         -                  (20)
  Less shares acquired by Management Recognition Plan (MRP)                                    (234)               (292)
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                   24                 117
                                                                                            -------             -------
         Total stockholders' equity                                                          66,827              64,274
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $528,117            $535,100
                                                                                            =======             =======



                        Fidelity Financial of Ohio, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                For the three and nine months ended September 30,
                        (In thousands, except share data)


                                                                            Nine months ended        Three months ended
                                                                               September 30,             September 30,
                                                                            1998         1997           1998       1997
Interest income
  Loans                                                                  $24,531      $24,765         $8,123     $8,513
  Mortgage-backed securities                                               2,583        2,057            921        602
  Investment securities                                                      243          862             60        268
  Interest-bearing deposits and other                                      1,164          765            323        269
                                                                          ------       ------          -----      -----
         Total interest income                                            28,521       28,449          9,427      9,652

Interest expense
  Deposits                                                                15,426       15,601          5,069      5,332
  Borrowings                                                               1,839        1,106            614        433
                                                                          ------       ------          -----      -----
         Total interest expense                                           17,265       16,707          5,683      5,765
                                                                          ------       ------          -----      -----

         Net interest income                                              11,256       11,742          3,744      3,887

Provision for losses on loans                                                 77           75             30         25
                                                                          ------       ------          -----      -----

         Net interest income after provision for losses on loans          11,179       11,667          3,714      3,862

Other income
  Gain on sale of investment and mortgage-backed securities                   62          136             -           8
  Gain on sale of loans                                                      119           29             51         25
  Gain on sale of real estate                                                141            6             -          -
  Rental                                                                     150          164             47         48
  Other operating                                                            694          644            257        246
                                                                          ------       ------          -----      -----
         Total other income                                                1,166          979            355        327

General, administrative and other expense
  Employee compensation and benefits                                       2,893        3,066            937      1,019
  Occupancy and equipment                                                  1,148        1,115            395        379
  Federal deposit insurance premiums                                         197          189             74         66
  Franchise taxes                                                            598          557            202        185
  Amortization of goodwill and other intangible assets                       512          523            169        173
  Data processing                                                            376          345            129        122
  Other operating                                                          1,228        1,214            437        396
                                                                          ------       ------          -----      -----
         Total general, administrative and other expense                   6,952        7,009          2,343      2,340
                                                                          ------       ------          -----      -----

         Earnings before income taxes                                      5,393        5,637          1,726      1,849

Federal income taxes
  Current                                                                  1,820        1,513            578        508
  Deferred                                                                   121          479             33        125
                                                                          ------       ------          -----      -----
         Total federal income taxes                                        1,941        1,992            611        633
                                                                          ------       ------          -----      -----

         NET EARNINGS                                                    $ 3,452      $ 3,645         $1,115     $1,216
                                                                          ======       ======          =====      =====

         EARNINGS PER SHARE
           Basic                                                          $0.64        $0.67           $0.21      $0.22
                                                                           ====         ====            ====       ====

           Diluted                                                        $0.63        $0.66           $0.20      $0.22
                                                                           ====         ====            ====       ====



                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the nine months ended September 30,
                                 (In thousands)


                                                          1998           1997
Net earnings                                            $3,452         $3,645

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
    designated as available for sale                       (52)            27

  Reclassification adjustment for gains included
    in net earnings                                        (41)           (91)
                                                         -----          -----

Comprehensive income                                    $3,359         $3,581
                                                         =====          =====


                        Fidelity Financial of Ohio, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                $  3,452           $ 3,645
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                 496               488
    Amortization of premiums on investments and mortgage-backed securities                        122                20
    Amortization of deferred loan origination costs                                               327               165
    Amortization expense of employee stock benefit plans                                          430               233
    Amortization of goodwill and other intangible assets                                          512               523
    Amortization of purchase accounting adjustments                                              (167)             (640)
    Gain on sale of investment and mortgage-backed securities                                     (62)             (136)
    (Gain) loss on sale of mortgage loans                                                          63                (4)
    Loans disbursed for sale in the secondary market                                          (14,715)           (2,086)
    Proceeds from sale of mortgage loans                                                       14,893             1,974
    Gain on sale of office premises and equipment                                                  -                 (6)
    Gain on sale of real estate                                                                  (141)               -
    Federal Home Loan Bank stock dividends                                                       (230)             (209)
    Provision for losses on loans                                                                  77                75
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (163)             (313)
      Accrued interest receivable on mortgage-backed securities                                  (108)               40
      Accrued interest receivable on investments                                                   86               151
      Prepaid expenses and other assets                                                          (334)             (151)
      Accrued interest and other liabilities                                                     (253)             (903)
      Federal income taxes
        Current                                                                                   159               507
        Deferred                                                                                  121               479
                                                                                              -------            ------
         Net cash provided by operating activities                                              4,565             3,852

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                           (1,000)          (12,508)
  Proceeds from sale of investment securities designated as available for sale                  1,146            16,575
  Maturities of investment securities designated as available for sale                          4,036                38
  Purchase of mortgage-backed securities designated as available for sale                      (9,094)          (10,040)
  Proceeds from sale of mortgage-backed securities designated as available for sale                -             14,306
  Principal repayments on mortgage-backed securities designated as available for sale           8,127             3,473
  Purchase of mortgage-backed securities designated as held to maturity                       (24,156)           (5,078)
  Principal repayments on mortgage-backed securities designated as held to maturity             5,645             1,550
  Loan disbursements                                                                          (90,069)          (88,981)
  Sale of loan participations                                                                   1,708                -
  Purchase of loan participations                                                              (1,999)           (5,038)
  Principal repayments on loans                                                               100,677            49,242
  Purchase of Federal Home Loan Bank stock                                                         -                (93)
  Proceeds from sale of office premises and equipment                                              -                135
  Proceeds from sale of real estate                                                               213                -
  Purchases and additions to office premises and equipment                                       (497)             (631)
  Additions to real estate acquired through foreclosure                                            (6)               -
  Proceeds from sale of real estate acquired through foreclosure                                  160                -
                                                                                              -------            ------
         Net cash used in investing activities                                                 (5,109)          (37,050)
                                                                                              -------            ------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                            (544)          (33,198)
                                                                                              -------            ------


                        Fidelity Financial of Ohio, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,

                                 (In thousands)
                                                                                  1998              1997
         Net cash used in operating and investing activities
           (subtotal brought forward)                                          $  (544)         $(33,198)

Cash provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                  (12,950)           14,976
  Proceeds from Federal Home Loan Bank advances                                 13,000            20,000
  Repayment of Federal Home Loan Bank advances                                  (8,848)           (7,116)
  Purchase of treasury stock                                                        -               (219)
  Purchase of stock for Management Recognition Plan                                 -               (292)
  Proceeds from the exercise of stock options                                      107                 7
  Dividends on common stock                                                     (1,343)           (1,172)
  Advances by borrowers for taxes and insurance                                   (444)             (477)
                                                                                ------           -------
         Net cash provided by (used in) financing activities                   (10,478)           25,707
                                                                                ------           -------

Net decrease in cash and cash equivalents                                      (11,022)           (7,491)

Cash and cash equivalents at beginning of period                                30,531            22,610
                                                                                ------           -------

Cash and cash equivalents at end of period                                     $19,509          $ 15,119
                                                                                ======           =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                       $ 1,661          $  1,025
                                                                                ======           =======

    Interest on deposits and borrowings                                        $17,335          $ 16,957
                                                                                ======           =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                       $   (93)         $    (64)
                                                                                ======           =======

  Foreclosed mortgage loans transferred to real estate acquired
    through foreclosure                                                        $   249          $     -
                                                                                ======           =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                               $   182          $     25
                                                                                ======           =======


                        Fidelity Financial of Ohio, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.   Basis of Presentation

    On September 29, 1998, Fidelity Financial of Ohio, Inc. (the "Corporation") filed a Form 8-K with the Securities and Exchange Commission, which reported its execution of an Agreement of Merger with Glenway Financial Corporation ("Glenway"), dated as of September 28, 1998, pursuant to which Glenway will merge into a wholly-owned subsidiary of the Corporation.

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Fidelity Financial of Ohio, Inc. (the "Corporation") included in the Annual Report on Form 10-K for the year ended December 31, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Fidelity Federal Savings Bank (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 175,047 and 191,115 unallocated ESOP shares, totaled 5,421,425 and 5,396,962 for the nine month periods ended September 30, 1998 and 1997, respectively, and 5,424,970 and 5,388,454 for the three month periods ended September 30, 1998 and 1997, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,492,363 and 5,446,753 for the nine month periods ended September 30, 1998 and 1997, respectively, and 5,474,566 and 5,451,962 for the three months ended September 30, 1998 and 1997, respectively.

    4.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that

                        Fidelity Financial of Ohio, Inc.

    4.   Effects of Recent Accounting Pronouncements (continued)

    provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

                        Fidelity Financial of Ohio, Inc.

    4.   Effects of Recent Accounting Pronouncements (continued)

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective January 1, 1998, as required, without material impact on the Corporation's financial statements.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It eliminates certain current disclosures and requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardizes the requirements for pensions and other postretirement benefit plans, to the extent possible, and illustrates combined formats for the presentation of pension plan and other postretirement benefit plan disclosures.

    SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Disclosures for earlier periods provided for comparative purposes should be restated. SFAS No. 132 is not expected to have a material impact on the Corporation's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

    The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

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


Discussion of Financial Condition Changes from December 31, 1997 to September 30, 1998

The Corporation's consolidated total assets amounted to $528.1 million at September 30, 1998, a decrease of $7.0 million, or 1.3%, from the $535.1 million total at December 31, 1997. The decline in assets resulted primarily from a decline in deposits of $13.1 million, which was partially offset by an increase of $4.2 million in FHLB advances and undistributed earnings of $2.1 million.

Cash and cash equivalents, comprised of cash and due from banks, federal funds sold and interest-bearing deposits in other financial institutions, amounted to $19.5 million at September 30, 1998, a decrease of $11.0 million, or 36.1%, from the total in 1997.

Investment securities totaled $1.8 million at September 30, 1998, a decrease of $4.2 million, or 69.4%, from 1997 levels, due primarily to maturities and sales during the period totaling $4.0 million and $1.1 million, respectively, which were partially offset by the purchase of $1.0 million of investment securities.

Mortgage-backed securities (including securities classified as available for sale) totaled $58.6 million at September 30, 1998, an increase of $19.3 million, or 49.0%, over the total at December 31, 1997. The increase in mortgage-backed securities was due primarily to purchases totaling $33.3 million, which were partially offset by principal repayments of $13.8 million. Purchases during the current period consisted of $26.3 million of fixed-rate securities and $7.0 million of adjustable-rate securities. Such purchases were funded by proceeds from loan repayments and utilization of excess liquidity.

Loans receivable decreased by $11.2 million, or 2.6%, to a total of $425.7 million at September 30, 1998, as compared to $436.9 million at December 31, 1997. The decrease resulted primarily from loan disbursements and purchases of $106.8 million, which were exceeded by principal repayments totaling $100.7 million and sales of $16.6 million. Loan originations and purchases during the 1998 period increased by $10.7 million, or 11.1%, over the comparable period in 1997. The Savings Bank's loan originations during 1998 were primarily comprised of one- to four-family and multi-family loans, which totaled $86.7 million, or 81.2%, of total loan originations.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial  Condition  Changes from  December 31, 1997 to September
 30, 1998 (continued)

The Savings Bank's allowance for loan losses totaled $1.7 million at September 30, 1998, an increase of $67,000, or 3.9%, over the total at December 31, 1997. The allowance represented .40% and .37% of total loans at September 30, 1998 and December 31, 1997, respectively, and 133.2% and 173.2% of nonperforming loans, which totaled $1.3 million and $1.0 million at those respective dates. While management believes the Savings Bank's allowance for loan losses is adequate at September 30, 1998, based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect future operating results.

Deposits totaled $419.0 million at September 30, 1998, a decrease of $13.1 million, or 3.0%, from the total at December 31, 1997. Deposits subject to daily repricing totaled $89.3 million, or 21.3%, of total deposits at September 30, 1998, as compared to 21.2% of total deposits at December 31, 1997. Certificates of deposit totaled $329.7 million, or 78.7% of total deposits at September 30, 1998, as compared to 78.8% at December 31, 1997.

Advances from the Federal Home Loan Bank totaled $38.4 million at September 30, 1998, an increase of $4.2 million, or 12.1%, over the balance at December 31, 1997. The increase resulted primarily from $13.0 million in borrowings during the 1998 period, which were partially offset by repayments of $8.8 million. During the nine months ended September 30, 1998, management elected to utilize advances to fund net deposit outflows in order to achieve an overall reduction in the cost of funds.

Stockholders' equity totaled $66.8 million at September 30, 1998, an increase of $2.6 million, or 4.0%, over the total at December 31, 1997. The increase resulted primarily from the net earnings of $3.5 million, less dividends paid which totaled $1.3 million.


Comparison of Operating Results for the Nine Month Periods ended September 30, 1998 and 1997

General

Net earnings amounted to $3.5 million for the nine months ended September 30, 1998, a decrease of $193,000, or 5.3%, from the $3.6 million in net earnings recorded for the nine months ended September 30, 1997. Net interest income decreased by $486,000, which was partially offset by a $187,000 increase in other income, a $57,000 decrease in general, administrative and other expense and a $51,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income totaled $11.3 million for the nine months ended September 30, 1998, a decrease of $486,000, or 4.1%, from the 1997 period. Interest income increased by $72,000, or .3%, for the nine months ended September 30, 1998, as compared to 1997. Interest income on loans and mortgage-backed securities increased by $292,000, or 1.1%, due primarily to a $19.4 million, or 4.2%, increase in the average balance outstanding year to year, which was partially

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended September 30, 1998 and 1997 (continued)

Net Interest Income (continued)

offset by a 22 basis point decline in the weighted-average yield, from 7.72% in 1997 to 7.50% in 1998. Interest income on investment securities and interest-bearing deposits decreased by $220,000, or 13.5%, during the nine months ended September 30, 1998 compared to the same period in 1997, due primarily to a $3.6 million, or 10.2%, decrease in the average balance outstanding.

Interest expense on deposits decreased by $175,000, or 1.1%, for the nine months ended September 30, 1998, as compared to the nine months ended September 30,
1997. The decrease was due primarily to a 6 basis point decline in the average cost of deposits, from 4.94% for the nine months ended September 30, 1997 to 4.88% for the nine months ended September 30, 1998, as the average deposit balance outstanding remained consistent for each of the periods at $421.2 million. Interest expense on borrowings increased by $733,000, or 66.3%, due primarily to a $16.8 million increase in the average balance of outstanding borrowings during the 1998 period.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $486,000, or 4.1%, for the nine months ended September 30, 1998 as compared to 1997. The interest rate spread amounted to 2.41% during 1998 and 2.61% in 1997, while the net interest margin declined to 2.92% from 3.14% for the nine months ended September 30, 1998 and 1997, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $77,000 provision for losses on loans during the nine months ended September 30, 1998, an increase of $2,000 from the amount recorded in the 1997 nine month period. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $187,000, or 19.1%, to a total of $1.2 million for the nine months ended September 30, 1998, as compared to $979,000 in 1997. The increase was due primarily to a $135,000 increase in gains on sales of real estate, coupled with a $90,000 increase in gain on sale of loans and a $50,000, or 7.8%, increase in other operating income, which consisted primarily of service charges and fees, which were partially offset by a $74,000 decrease in gains on sale of securities year to year.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended September 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $7.0 million for the nine months ended September 30, 1998, a decrease of $57,000, or .8%, from the 1997 total. The decrease resulted primarily from a $173,000, or 5.6%, decrease in employee compensation and benefits, which was partially offset by a $41,000 increase in franchise taxes, a $33,000 increase in occupancy and equipment expense and a $42,000 net increase in other all operating expenses.

The decrease in employee compensation and benefits resulted primarily from an increase in deferred loan origination costs associated with the increase in loan volume year to year.

Federal Income Taxes

The provision for federal income taxes totaled $1.9 million for the nine months ended September 30, 1998, a decrease of $51,000, or 2.6%, from the provision recorded in the nine months ended September 30, 1997. The Corporation's effective tax rates were 36.0% and 35.3% for the nine months ended September 30, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods ended September 30, 1998 and 1997

General

Net earnings amounted to $1.1 million for the three months ended September 30, 1998, a decrease of $101,000, or 8.3%, from the $1.2 million in net earnings recorded for the three months ended September 30, 1997. Net interest income decreased by $143,000, which was partially offset by a $28,000 increase in other income and a $22,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income totaled $3.7 million for the three months ended September 30, 1998, a decrease of $143,000, or 3.7%, from the 1997 period. Interest income decreased by $225,000, or 2.3%, for the three months ended September 30, 1998, as compared to 1997. Interest income on loans and mortgage-backed securities decreased by $71,000, or .8%, due primarily to a 26 basis point decline in the weighted-average yield, from 7.71% in 1997 to 7.45% in 1998, which was partially offset by a $12.2 million, or 2.6%, increase in the average balance outstanding from period to period. Interest income on investment securities and interest-bearing deposits decreased by $154,000, or 28.7%, during the 1998 period, as compared to the 1997 period, due primarily to an $8.2 million, or 24.1%, decrease in the average balance outstanding, coupled with a 38 basis point decline in the weighted-average yield year to year, to 5.96% for the three months ended September 30, 1998.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended September 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $263,000, or 4.9%, for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The decrease was due primarily to a $7.3 million, or 1.7%, decrease in the average balance outstanding, coupled with a 16 basis point decline in the average cost of deposits, to 4.85% for the quarter ended September 30, 1998, as compared to 5.01% for the 1997 quarter. Interest expense on borrowings increased by $181,000, or 41.8%, due primarily to a $12.8 million increase in the average balance of outstanding borrowings during 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $143,000, or 3.7%, for the three months ended September 30, 1998 as compared to 1997. The interest rate spread amounted to 2.42% during 1998 and 2.53% in 1997, while the net interest margin declined to 2.93% from 3.07% for the three months ended September 30, 1998 and 1997, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management recorded a $30,000 provision for losses on loans during the three months ended September 30, 1998, compared to $25,000 recorded in the 1997 three month period. There can be no assurance that the allowance for loan losses of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $28,000, or 8.6%, to a total of $355,000 for the three months ended September 30, 1998, as compared to $327,000 in 1997. The increase was due primarily to a $26,000 increase in gains on sales of loans.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the three months ended September 30, 1998, an increase of $3,000 from the 1997 total. Within general, administrative and other expenses, employee compensation and benefits decreased by $82,000, or 8.0%, and was offset by a $16,000 increase in occupancy and equipment, a $17,000 increase in franchise taxes, an $8,000 increase in federal deposit insurance premiums and a $48,000 increase in combined other operating and data processing expense.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended September 30, 1998 and 1997 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $611,000 for the three months ended September 30, 1998, a decrease of $22,000, or 3.5%, from the provision recorded in the three months ended September 30, 1997. The Corporation's effective tax rates were 35.4% and 34.2% for the three months ended September 30, 1998 and 1997, respectively.

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

The liquidity of the Savings Bank, as measured by the ratio of cash, cash equivalents, (not committed, pledged or required to liquidate specific liabilities), investment and qualifying mortgage-backed securities to the sum of withdrawable deposit accounts and borrowings payable on demand or with unexpired maturities of one year or less, was 16.2% at September 30, 1998. At September 30, 1998 the Savings Bank's "liquid" assets totaled approximately $57.4 million, which was $43.2 million in excess of the current OTS minimum requirement.

The Savings Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Savings Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment and mortgage-backed securities and other short-term investments, sales of loans and investment and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Savings Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provides liquidity to meet lending requirements. The Savings Bank generates cash through the retail deposit market and, to the extent deemed necessary, utilizes borrowings for liquidity purposes (primarily consisting of advances from the FHLB of Cincinnati). At September 30, 1998, the Savings Bank had $38.4 million of outstanding advances from the FHLB of Cincinnati. Furthermore, the Savings Bank has access to the Federal Reserve Bank discount window.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended September 30, 1998 and 1997 (continued)

Liquidity and Capital Resources (continued)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Savings Bank maintains a strategy of investing in various loans, mortgage-backed securities and investment securities. The Savings Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities. At September 30, 1998, the total approved loan commitments outstanding amounted to $4.5 million. At the same date, commitments under unused lines of credit secured by one- to four-family residential property amounted to $5.5 million, commitments under unused lines of credit secured by multi-family and non-residential real estate totaled $8.3 million and the unadvanced portion of construction loans approximated $9.2 million. At September 30, 1998, commitments to sell loans amounted to $1.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1998, totaled $257.7 million and Federal Home Loan Bank advances maturing in one year or less amounted to $7.4 million. The Savings Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate of certificates of deposit in order to retain deposits in changing interest rate environments.

The Savings Bank is subject to minimum capital standards promulgated by the OTS. At September 30, 1998, the Savings Bank's capital was well in excess of all such minimum capital requirements.


Year 2000 Compliance Matters

As with all providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Savings Bank's progress on the year 2000 issue at September 30, 1998 can be summarized as follows:

1.       State of readiness

         The  Savings  Bank  does  not  utilize  internally   developed  systems
         therefore testing and test planning is focused on service providers, software vendors and other third parties.

         A.       Prior  to  testing,   renovations  of  internal  hardware  and
                  software, including operating systems, was necessary. This process has been completed with the replacement of all personal computers throughout the Savings Bank that were not year 2000 compliant. In addition, the Savings Bank's wide area network has been upgraded.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

         B. Most critical to the continuing operations of the Savings Bank is the data processing of all the customer's loan and savings accounts. The Savings Bank contracts with NCR to provide the data processing for this critical area. The following testing in relation to the NCR systems has occurred:

                    1. The Savings Bank was an active participant in the NCR Customer Acceptance Test, May 4 - 15, 1998. Employees of the Savings Bank participated in the test, representing the testing of deposits, loans, and accounting. The tests encompassed an extensive sampling of the NCR online core processing. No significant problems occurred.

                    2. On August 23, 1998, the Savings Bank participated in an online processing test with NCR and their data processing center in Columbia, Maryland ("DPC"). Primary considerations were to test the Savings Bank's internal systems in communication with the DPC and communications within Fidelity's wide area network. Tests of hardware, software, communication equipment, and operating systems representative of that used throughout the Savings Bank's wide area network were incorporated into the online test. No significant problems occurred in communications with the DPC or within the Savings Bank's wide area network.

                    3. Additional testing on the NCR system will be performed in the future.

         C. Other important applications include: Automatic Teller Machines ("ATM") and card services, Fedline for check and wire transfer clearings, telephone systems, heating and air conditioning systems, alarms and all other third party software products used throughout the Savings Bank. The above vendors have been contacted and testing on the above products will occur in the near future.

2. Cost to address the Savings Bank's Year 2000 issues:

         Since  the  Savings  Bank's  primary  computer   applications  are  not
         internally developed and contracted with third party vendors, the cost has been isolated to hardware and systems upgrades.

         A. As previously stated, upgrades of the Savings Bank's internal hardware and software have occurred, in accordance with the Savings Bank's normal course of operations. Most of the computer equipment replaced was fully depreciated and upgrades would have been necessary in the near future. To date, the cost incurred has been approximately $325,000. This cost has been capitalized and will be amortized over a three year period. Future estimated costs are not expected to have a material impact on the Savings Bank's financial statements.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

3. Risk of the Savings Bank's Year 2000 issue:

         A.   Business interruption due to the failure of third party vendors.
         B. Misstated interest income and interest expense as a result of improper accruals associated with the year 2000 computer issues.
         C.   Customer risk including deposit outflows and loan loss reserves.

4. Contingency plans will be developed in the future and the following will be considered (prior to any effect due to the pending merger with Glenway):

         A. Overall disaster recovery in the event of computer and utility failures taking into consideration business resumption, offline procedures, staffing requirements, security, etc. The plan will consider the resources needed and available to resume normal operations following a disaster.

         B. Anticipated cash withdrawals in the month of December 1999, including but not limited to cash requirements for office and ATMs, security, cash deliveries, and staffing needs.

         C. Considerations for temporary failure of ATM network, such as extended hours at restricted locations.

         D. Accommodation plans in the event of late Social Security and other government payments to the Savings Bank's customers.


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

                  None

ITEM 5.  Other Information

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

          On September 29, 1998, the Corporation filed a Form 8-K with the Securities and Exchange Commission reporting under Item 5 its execution of an Agreement of Merger with Glenway Financial Corporation ("Glenway"), dated as of September 28, 1998 (the "Agreement"), pursuant to which Glenway will merge into a wholly-owned subsidiary of the Corporation. On October 1, 1998, the Corporation amended its Form 8-K to file the Agreement and exhibits thereto.

          Exhibit 27.1: Financial Data Schedule for the Nine Months Ended September 30, 1998.

          Exhibit 27.2: Restated Financial Data Schedule for the Nine Months Ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 12, 1998                  By: /s/John R. Reusing
      --------------------------                ------------------------------
                                                  John R. Reusing
                                                  President and Chief Executive
                                                  Officer





Date:    November 12, 1998                  By: /s/Paul D. Staubach
      --------------------------                ------------------------------
                                                   Paul D. Staubach
                                                   Senior Vice President and
                                                   Chief Financial Officer