Form 10-K
period 1998-12-31
FIDELITY FINANCIAL OF OHIO INC
filed 1999-03-31
CIK 1003468

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-27868


                        FIDELITY FINANCIAL OF OHIO, INC.
             (Exact name of registrant as specified in its charter)

            Ohio                                                 31-1455721
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

       5535 Glenway Avenue
         Cincinnati, Ohio                                         45238
            (Address)                                           (Zip Code)

       Registrant's telephone number, including area code: (513) 922-5959

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.10 per share)
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -----

As of March 25, 1999, the aggregate value of the 7,752,509 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,366,598 shares held by all directors and officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP") and the Registrant's 401(k) Plan as a group, was approximately $99.8 million. This figure is based on the last known trade price of $12.88 per share of the Registrant's Common Stock on March 25, 1999. Although directors and officers, the ESOP and the 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 25, 1999: 9,119,107.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I

Item 1.  Business.


         Fidelity Financial of Ohio, Inc. (the "Company") is an Ohio corporation which is the holding company for Fidelity Federal Savings Bank ("Fidelity" or the "Savings Bank"). The Company was organized by the Savings Bank for the purpose of acquiring all of the capital stock of the Savings Bank in connection with the conversion of Fidelity Federal Mutual Holding Company, the former federally chartered, mutual holding company of the Savings Bank, and the reorganization of the Savings Bank to the stock holding company form, which was completed on March 4, 1996 (the "Conversion and Reorganization"). The only significant asset of the Company is the capital stock of the Savings Bank.

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

         Fidelity is a federally chartered savings bank which conducts business through ten full-service offices located in the Cincinnati, Ohio metropolitan area. Fidelity is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences located primarily in southwestern Ohio. Such loans amounted to $325.4 million or 75.8% of Fidelity's total loan portfolio (including loans held for sale) at December 31, 1998. To a lesser extent, Fidelity originates loans secured by existing multi-family residential and nonresidential real estate, which amounted to $23.8 million or 5.5% and $49.2 million or 11.4%, respectively, of the total loan portfolio (including loans held for sale) at December 31, 1998, as well as construction loans and consumer loans, which respectively amounted to $21.3 million or 5.0% and $9.8 million or 2.3% of the total loan portfolio (including loans held for sale) at such date. Fidelity also invests in U.S. Government and federal agency obligations and mortgage-backed securities which are insured by federal agencies.

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

         The Company, as a registered savings and loan holding company, is subject to the examination and regulation by the OTS and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). At December 31, 1998, the Company had $519.2 million of total consolidated assets, $451.6 million of total consolidated liabilities, including $412.1 million of deposits, and $67.6 million of total consolidated stockholders' equity.

Lending Activities

         General. At December 31, 1998, Fidelity's net loan portfolio (including loans held for sale) totaled $419.4 million, representing approximately 80.8% of Fidelity's $519.2 million of total assets at that date. The principal lending activity of Fidelity is the origination of single-family residential loans and, to a lesser extent, multi-family residential and nonresidential real estate loans, construction loans and limited amounts of consumer loans. Substantially all of Fidelity's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

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

         Although Fidelity historically originated loans with lesser dollar balances than were permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. Since the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1998, Fidelity's limit on loans-to-one borrower was $9.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $6.9 million, $5.2 million, $4.3 million, $4.0 million and $3.7 million. All five of Fidelity's largest loans or groups of loans are secured primarily by multi-family residential and nonresidential real estate located in Fidelity's primary lending area and were performing in accordance with their terms at December 31, 1998.

     Loan Portfolio Composition. The following table sets forth the composition of Fidelity's loan portfolio by type of loan at the dates indicated.

                                                                    December 31,

                                 -------------------------------------------------------------------------------------
                                            1998                        1997                       1996(1)
                                 --------------------------- ---------------------------- ---------------------------
                                    Amount        Percent       Amount        Percent        Amount       Percent
                                 -----------   ------------  ------------   ------------  -----------   -----------
                                                                                            (Dollars in Thousands)
Single-family residential(2)      $325,398         75.8%     $ 341,636         77.1%       $321,701         80.0%
Multi-family residential            23,803          5.5         26,125          5.9          25,580          6.4
Nonresidential real estate          49,172         11.4         50,613         11.4          33,055          8.2
Construction                        21,327          5.0         15,264          3.5          13,839          3.4
                                   -------        -----        -------        -----         -------        -----
    Total real estate loans        419,700         97.7        433,638         97.9         394,175         98.0
Consumer loans:
  Auto loans                         1,983          0.5          1,427          0.3           1,149          0.3
  Home improvement/equity            7,535          1.7          7,142          1.6           6,135          1.5
  Other                                295          0.1            697          0.2             566          0.2
                                   -------        -----        -------        -----         -------        -----
    Total consumer loans             9,813          2.3          9,266          2.1           7,850          2.0
                                   -------        -----        -------        -----         -------        -----
      Total loans                  429,513        100.0%       442,904        100.0%        402,025        100.0%
                                   -------        =====        -------        =====         -------        =====

  Loans in process                  (9,233)                     (5,127)                      (4,055)
  Unamortized yield adjustments        859                         733                          129
  Allowance for loan losses         (1,703)                     (1,658)                      (1,558)
                                   -------                     -------                      -------
    Net loans                     $419,436                    $436,852                     $396,541
                                   =======                     =======                      =======


                                                         December 31,

                                 --------------------------------------------------------
                                            1995                         1994
                                 ---------------------------- ---------------------------
                                    Amount        Percent        Amount       Percent
                                 -----------   ------------   -----------   -------------

Single-family residential(2)      $142,246          75.7%      $134,508         74.6%
Multi-family residential            18,833          10.0         15,443          8.6
Nonresidential real estate          20,773          11.1         23,685         13.1
Construction                         4,791           2.6          6,332          3.5
                                   -------         -----        -------        -----
    Total real estate loans        186,643          99.4        179,968         99.8
Consumer loans:
  Auto loans                            --            --             --           --
  Home improvement/equity              952           0.5             41           --
  Other                                251           0.1            300          0.2
                                   -------         -----        -------        -----
    Total consumer loans             1,203           0.6            341          0.2
                                   -------         -----        -------        -----
      Total loans                  187,846         100.0%       180,309        100.0%
                                   -------         =====        -------        =====

  Loans in process                  (1,305)                      (3,424)
  Unamortized yield adjustments       (591)                        (880)
  Allowance for loan losses           (818)                        (783)
                                   -------                      -------
    Net loans                     $185,132                     $175,222
                                   =======                      =======



(1) The substantial increase in loans at December 31, 1996 as compared to December 31, 1995 reflects the $189.4 million of net loans acquired by Fidelity as a result of the Merger.

(2)  At December  31,  1998,  1997 and 1995,  included  $236,000,  $438,000  and
     $646,000 of loans classified as held for sale, respectively. Fidelity did not have any loans classified as held for sale at any of the other dates presented.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in Fidelity's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                                                                              Due more
                                                                    Due 3-5     Due 5-10       Due 10-15      than 15
                                                                  years after  years after    years after   years after
                                    1999      2000       2001      12/31/98     12/31/98        12/31/98      12/31/98      Total
                                    ----      ----       ----      ---------    ---------     ----------     ----------     -----
                                                           (In Thousands)
Single-family residential        $12,187   $13,101    $14,084       $31,419     $ 76,460        $57,370       $120,777    $325,398
Multi-family residential and
 nonresidential real estate        2,366     2,574      2,801         6,362       31,847         23,172          3,853      72,975
Construction                       2,862     1,812        326           733        2,422          3,580          9,592      21,327
Consumer and other                 1,871     1,777      1,946         2,978        1,241             --             --       9,813
                                  ------    ------     ------        ------      -------         ------        -------     -------
     Total                       $19,286   $19,264    $19,157       $41,492     $111,970        $84,122       $134,222    $429,513
                                  ======    ======     ======        ======      =======         ======        =======     =======


         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, 1998 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                     Floating or
                                           Fixed Rates             Adjustable-Rates          Total

                                                                    (In Thousands)
  Single-family residential                   $235,294                  $ 77,917           $313,211
  Multi-family residential and
   nonresidential real estate                   25,742                    44,867             70,609
  Construction                                   8,319                    10,146             18,465
  Consumer                                       5,202                     2,740              7,942
                                               -------                  --------           --------
     Total                                    $274,557                  $135,670           $410,227
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

         Traditionally, the Savings Bank has originated substantially all of the loans in its portfolio and has held them until maturity. During 1998 and 1997, the Savings Bank purchased $2.0 million and $11.4 million, respectively, in loan participations from other financial institutions. Such loan purchases consisted of multi-family and nonresidential real estate loans secured by properties located within the Savings Bank's primary market area. During 1996, the Savings Bank purchased no loan participations, while acquiring $17.5 million in participations through the merger with Circle Financial Corp. At December 31, 1998, loans purchased and serviced by others totaled approximately $15.4 million.

         As a result of the Merger, Fidelity acquired $194.3 million of gross loans ($189.4 million, net) of which single-family residential loans, multi-family residential loans, nonresidential real estate and land loans, construction loans and consumer loans were $159.9 million, $8.4 million, $8.2 million, $12.6 million, and $5.2 million, respectively.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                   Year Ended December 31,
                                                       1998                 1997                 1996
                                                   ------------        ------------          ------------
                                                                   (Dollars in Thousands)
Loan originations:
  Single-family residential                          $102,195             $ 83,169             $ 45,800
  Multi-family residential                              2,804                2,796                3,030
  Nonresidential real estate                            2,588                8,186                  869
  Construction                                         25,907               19,504                6,372
  Consumer and other                                    7,828                6,799                3,394
                                                     --------              -------              -------
    Total loans originated                            141,322              120,454               59,465
Purchases                                               1,999               11,368                   --
                                                     --------              -------              -------
    Total loans originated and
      purchased                                       143,321              131,822               59,465
Sales, securitizations and loan
  principal reductions:
  Loans sold                                           18,786                4,422                  547
  Loans securitized                                        --                8,099                   --
  Loan principal reductions                           141,217               79,023               37,106
                                                     --------              -------              -------
    Total loans sold, securitized and
      principal reductions                            160,003               91,544               37,653
Net loans acquired through Merger                          --                   --              189,405
Increase (decrease) due to other
  items, net                                            (734)                   33                  838
                                                    --------               -------              -------
Net increase (decrease) in
   loan portfolio                                   $(17,416)             $ 40,311             $212,055
                                                     =======               =======              =======


         Single-Family Residential Loans. The primary lending activity of Fidelity is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 1998, $325.4 million or 75.8% of Fidelity's total loan portfolio (including loans held for sale), before net items, consisted of single-family residential loans.

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

         Since the early 1980s, Fidelity has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1998, $79.1 million or 24.3% of the single-family residential loans in Fidelity's loan portfolio, before net items, consisted of adjustable-rate loans.

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

         Multi-Family Residential, Nonresidential Real Estate and Construction Loans. At December 31, 1998, $23.8 million or 5.5% and $49.2 million or 11.4% of Fidelity's total loan portfolio (including loans held for sale), before net items, consisted of loans secured by existing multi-family residential and nonresidential real estate, respectively. Fidelity's multi-family residential and nonresidential real estate loan portfolio includes, for the most part, 218 loans secured by apartment buildings, small office buildings, retail establishments, nursing homes and other special purpose properties located within Fidelity's primary lending area. The average amount of Fidelity's multi-family residential and nonresidential real estate loans was approximately $335,000 at December 31, 1998.

         Multi-family residential and nonresidential real estate loans have terms which range up to 30 years. Fidelity offers both ten year and 15 year fixed-rate loans and adjustable-rate loans which generally adjust at either a one, three or five-year interval in accordance with changes in a designated index (generally a prime rate or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity). The maximum adjustment in any one period is 2% with either a 5% or 6% cap over the life of the loan. In addition, Fidelity originates fixed-rate multi-family residential and nonresidential real estate loans with either five, seven or ten year balloon terms. At December 31, 1998, $46.3 million or 63.5% of the multi-family residential and nonresidential real estate loan portfolio, before net items, consisted of adjustable-rate loans.

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

         Fidelity makes construction loans to individuals for the construction of their residences and to builders for the construction of single family residences on a speculative (unsold) basis, based on the builders' creditworthiness. Fidelity also makes construction loans to borrowers for the construction of multi-family residential and nonresidential real estate. At December 31, 1998, construction loans amounted to $21.3 million or 5.0% of Fidelity's total loan portfolio (including loans held for sale), before net items. Of this amount, $9.9 million consists of loans for the construction of single-family residences and $11.4 million consists of loans for the construction of multi-family residential and nonresidential real estate.

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

         Consumer Loans. At December 31, 1998, consumer loans totaled $9.8 million or 2.3% of the total loan portfolio (including loans held for sale), before net items, and consisted primarily of home equity loans, automobile loans and loans secured by deposit accounts.

         Loan Origination and Other Fees. In addition to interest earned on loans, Fidelity receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with Statement of Financial Accounting Standards No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, Fidelity's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1998, Fidelity had $579,000 of net loan costs which had been deferred and are being recognized as an adjustment to income over the estimated maturities of the related loans.

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

         The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amount and as a percentage of Fidelity's total loan portfolio (before net items). The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.




                                      Single-family              Multi-family              Nonresidential
                                       Residential               Residential                Real Estate

                                -------------------------- ------------------------- ---------------------------

                                  Amount     Percentage     Amount     Percentage     Amount      Percentage
                                  ------     ----------     ------     ----------     ------      ----------

                                                                       (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days                      $2,811        .7%        $--           --%         $234           .1%
  60 - 89 days                         452        .1          74           --            --           --
  90 days and over                   1,770        .4          --           --            --           --
                                     -----       ---          --           --           ---           --
    Total delinquent loans          $5,033       1.2%        $74           --%         $234           .1%
                                     =====       ===          ==           ==           ===           ==




                                     Construction               Consumer                   Total

                                ------------------------ ------------------------ -------------------------

                                 Amount     Percentage    Amount    Percentage      Amount     Percentage
                                 ------     ----------    ------    ----------      ------     ----------

                                                        (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days                    $--            --%      $ 76          --%        $3,121          .8%
  60 - 89 days                     --            --         30          --            556          .1
  90 days and over                 --            --         38          --          1,808          .4
                                   --            --        ---          --          -----         ---
    Total delinquent loans        $--            --%      $144          --%        $5,485         1.3%
                                   ==            ==        ===          ==          =====         ===



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


                                                                             December 31,

                                                     -------------------------------------------------------------
                                                       1998         1997        1996          1995          1994
                                                     --------     --------    --------      --------      --------

                                                                        (Dollars in Thousands)
Non-accruing loans:
  Single-family residential                           $1,770        $957       $  924         $  949         $652
  Multi-family residential and
    nonresidential real estate                            --          --          206             58          187
  Consumer and other                                      38          --           --             --           --
                                                       -----         ---        -----          -----          ---

     Total non-performing loans                        1,808         957        1,130          1,007          839

Real estate owned:
  Single-family residential real estate                   32          --           --             --           85
  Multi-family residential and
    nonresidential real estate                            --          --           --             --           --
                                                       -----         ---        -----          -----          ---

     Total real estate owned                              32          --           --             --           85
                                                       -----         ---        -----          -----          ---
     Total non-performing assets                      $1,840        $957       $1,130         $1,007         $924
                                                       =====         ===        =====          =====          ===
     Total non-performing loans
       as a percentage of total loans                    .42%        .22%         .28%           .54%         .47%
                                                         ===         ===          ===            ===          ===
     Total non-performing assets as
       a percentage of total assets                      .35%        .18%         .23%           .44%         .43%
                                                         ===         ===          ===            ===          ===

         The interest income that would have been recorded during the years ended December 31, 1998, 1997, 1996, 1995 and 1994 if Fidelity's non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $57,000, $25,000, $59,000, $12,000 and $51,000, respectively. The amount of interest income that was actually received during the years ended December 31, 1998, 1997, 1996, 1995 and 1994 with respect to such non-performing loans amounted to approximately $14,000, $57,000, $74,000, $65,000 and $42,000, respectively.

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

         Exclusive of assets classified loss and which have been fully reserved or charged-off, Fidelity's classified assets at December 31, 1998 consisted of $1.4 million of loans classified as special mention, $2.2 million of loans classified as substandard and $406,000 of loans classified as doubtful.

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

         At December 31, 1998, Fidelity's allowance for loan losses amounted to $1.7 million, which was general in nature.

         The following table sets forth an analysis of Fidelity's allowance for loan losses during the periods indicated.


                                                                          Year Ended December 31,

                                              ---------------------------------------------------------------------------

                                                  1998          1997             1996             1995            1994
                                                  ----          ----             ----             ----            ----
                                                                       (Dollars in Thousands)

Total loans outstanding                        $429,513      $442,904         $402,025        $187,846         $180,309
                                                =======       =======          =======         =======          =======

Average loans outstanding, net                 $426,420      $427,912         $234,133        $180,935         $170,340
                                                =======       =======          =======         =======          =======

Balance at beginning of period                 $  1,658      $  1,558         $    818        $    783         $    803

Charge-offs:
  Single-family residential                          59             1               29              36               23
  Non-residential                                     3            --               --              --               41
                                                -------       -------          -------         -------          -------

    Total charge-offs                                62             1               29              36               64

Recoveries                                           --            --               --              --               --
                                                -------       -------          -------         -------          -------

Net charge-offs                                      62             1               29              36               64
Provision for losses on loans                       107           101              129              71               44
Increase attributable to Merger                      --            --              640              --               --
                                                -------       -------          -------         -------          -------

Balance at end of period                         $1,703      $  1,658        $   1,558        $    818         $    783
                                                  =====       =======          =======         =======          =======

Allowance for loan losses as a
  percent of total loans outstanding               .40%          .37%             .39%            .44%             .43%
                                                   ===           ===              ===             ===

Ratio of net charge-offs to
  average loans outstanding                        .01%           --              .01%            .02%             .04%
                                                   ===            ==              ===             ===              ===



         The following table sets forth information concerning the allocation of Fidelity's allowance for loan losses by loan categories at the dates indicated.

                                                               December 31,

                                          1998                      1997                     1996
                                            Percent of            Percent of             Percent of
                                               Total                 Total                  Total
                                             Loans by              Loans by               Loans by
                                   Amount    Category     Amount   Category      Amount   Category

                                   ------  -----------    ------ ------------   ------- ------------

                                                            (Dollars in Thousands)
Single-family residential           $ 614     75.8%       $  530     77.1%      $1,246      80.0%
loans
Multi-family residential loans        137       5.5          153      5.9          100       6.4
Nonresidential real estate            724      11.4          709     11.4          128       8.2
loans
Construction loans                    111       5.0           79      3.5           53       3.4
Consumer loans                        117       2.3          187      2.1           31       2.0
                                    -----     -----        -----    -----        -----     -----
     Total                         $1,703     100.0%      $1,658    100.0%      $1,558     100.0%
                                    =====     =====        =====    =====        =====     =====




                                                       December 31,
                                           1995                     1994
                                               Percent                  Percent of
                                               of Total                    Total
                                                Loans by                 Loans by
                                    Amount      Category     Amount      Category

                                    ------    -----------    ------    ------------

                                                  (Dollars in Thousands)
Single-family residential            $525        75.7%        $346         74.6%
loans
Multi-family residential loans        106        10.0          133          8.6
Nonresidential real estate            162        11.1          272         13.1
loans
Construction loans                     22         2.6           32          3.5
Consumer loans                          3         0.6           --          0.2
                                      ---       -----          ---        -----
     Total                           $818       100.0%        $783        100.0%
                                      ===       =====          ===        =====

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

         Fidelity accounts for investment and mortgage-backed securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires that investments be categorized as held-to-maturity, trading or available for sale. Securities classified as held to maturity are carried at cost only if the Savings Bank has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses charged to operations or stockholders' equity, respectively. At December 31, 1998, the Company's equity accounts reflected a net unrealized loss of $26,000 with respect to securities classified as available for sale.

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

         The following table sets forth information relating to the amortized cost and market value of Fidelity's mortgage-backed securities at December 31, 1998, 1997 and 1996 (including those designated as available for sale):


                                                                      At December 31,
                                                  1998                      1997                      1996

                                          Amortized     Market      Amortized     Market     Amortized      Market
                                             Cost        Value        Cost         Value        Cost        Value
                                                                        (In Thousands)
         Held to maturity:
   FHLMC participation certificates        $   451    $   445        $   574    $   575       $   696     $   689

    GNMA participation certificates          7,248      7,248         11,632     11,797         8,354       8,434

    FNMA participation certificates            221        230            236        246           306         319

        Collateralized mortgage
            obligations                     21,762     21,805          1,085      1,088         1,388       1,389
                                            ------     ------         ------     ------        ------      ------
          Total mortgage-backed
            securities held to
            maturity                        29,682     29,728         13,527     13,706        10,744      10,831

        Available for sale:
   FHLMC Participation Certificates          8,418      8,434         12,610     12,683        19,767      19,926

    GNMA Participation Certificates          8,055      8,013          4,707      4,752         6,028       6,062

    FNMA Participation Certificates          6,217      6,181          7,160      7,146         4,776       4,772

        Collateralized mortgage
           obligations                       2,557      2,577          1,240      1,246            --          --
                                            ------     ------         ------     ------        ------      ------

          Total mortgage-backed
            securities designated
            as available for sale           25,247     25,205         25,717     25,827        30,571      30,760
                                            ------     ------         ------     ------        ------      ------

  Total mortgage-backed securities         $54,929    $54,933        $39,244    $39,533       $41,315     $41,591
                                            ======     ======         ======     ======        ======      ======

         The   following   table  sets   forth  the   activity   in   Fidelity's
mortgage-backed securities portfolio during the periods indicated (including those designated as available for sale):


                                                                    At or For the Year Ended December 31,
                                                                1998                 1997                  1996
                                                                ----                 ----                  ----
                                                                          (Dollars in Thousands)
Mortgage-backed securities at
  beginning of period                                         $39,354              $41,504               $29,378
Purchases                                                      35,479               19,173                 3,173
Mortgage-backed securities received through loan
  securitization                                                   --                8,099                    --
Acquisition of mortgage-backed securities
  through Merger                                                   --                   --                44,435
Sales of mortgage-backed securities                                --              (22,434)              (29,232)
Unrealized gain (loss) on securities designated
  as available for sale                                          (152)                 (79)                  334
Repayments                                                    (19,615)              (6,845)               (6,526)
Premium amortization                                             (179)                 (64)                  (58)
                                                               ------               ------                ------
Mortgage-backed securities at end
  of period                                                   $54,887              $39,354               $41,504
                                                               ======               ======                ======
Weighted average yield at end of
  period                                                        6.32%                6.83%                 7.29%


         At December 31, 1998, of the $54.9 million portfolio, $3.9 million was scheduled to mature in one year or less, $12.9 million was scheduled to mature in between one and five years, $9.5 million was scheduled to mature in between five and ten years, and $28.6 million was scheduled to mature after ten years. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         Of the $54.9 million of mortgage-backed securities at December 31, 1998, $32.1 million had fixed interest rates and $22.8 million consisted of adjustable-rate securities. Of Fidelity's total investment in mortgage-backed securities at December 31, 1998, $15.3 million consisted of GNMA certificates, $6.4 million consisted of FNMA certificates, $8.9 million consisted of FHLMC certificates, and $24.3 million consisted of other collateralized mortgage obligations ("CMOs").

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

         The following table sets forth information relating to the amortized cost and market value of Fidelity's investment securities designated as available for sale at the dates indicated:


                                                                 December 31,
                                       1998                         1997                        1996


                               Amortized     Market      Amortized       Market       Amortized       Market
                                  Cost        Value         Cost          Value         Cost           Value

                                                            (Dollars in Thousands)
U.S. Government
  agency obligations              $835        $838         $5,869        $5,908        $ 8,502        $ 8,530
U.S. Treasury notes                 --          --             --            --          7,482          7,500
Corporate equity
  securities                        --          --             84           112             64             90
                                   ---         ---          -----         -----         ------         ------
                                  $835        $838         $5,953        $6,020        $16,048        $16,120
                                   ===         ===          =====         =====         ======         ======
Weighted average yield
  at end of period                6.15%                      6.92%                        6.50%
                                  ====                       ====                         ====



         The following table sets forth amortized cost and market value of investment securities by contractual terms to maturity at December 31, 1998:


                             Less Than            One to                Five to              More Than
                             One Year           Five Years             Ten Years             Ten Years                 Total
                        Amortized   Market   Amortized   Market    Amortized   Market   Amortized    Market    Amortized     Market
                           Cost      Value      Cost      Value      Cost       Value      Cost       Value       Cost        Value
 U.S. Government
  agency obligations     $  --      $  --     $  --      $  --       $835      $838      $  --       $  --        $835        $838
                          ====       ====      ====       ====        ===       ===       ====        ====         ===         ===


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

         Deposits. Fidelity's deposits are attracted principally from within Fidelity's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $57.7 million at December 31, 1998. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Fidelity on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         Fidelity does not advertise for deposits outside its local market area or utilize the services of deposit brokers.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Fidelity at the dates indicated.


                                                                      December 31,
                                                1998                      1997                      1996
                                         Amount      Percent      Amount       Percent      Amount       Percent

                                                                 (Dollars in Thousands)
Certificate accounts:

  3.00 - 4.00%                           $  4,786      1.16%    $  2,067         0.48%    $     --           --%
  4.01 - 6.00%                            258,514     62.73      176,776        40.92      234,757        57.52
  6.01 - 8.00%                             52,255     12.68      157,898        36.55       77,835        19.07
  8.01 - 10.00%                             2,083      0.51        3,883         0.89        3,177         0.78
                                          -------    ------      -------       -------     -------       ------

     Total certificate accounts           317,638     77.08      340,624        78.84      315,769        77.37
                                          -------    ------      -------       ------      -------       ------

Transaction accounts:

  Passbook accounts                        36,526      8.86       40,374         9.34       44,798        10.97

  Money market accounts                    25,324      6.14       25,730         5.96       24,721         6.06

  NOW accounts                             32,634      7.92       25,296         5.86       22,871         5.60
                                          -------    ------      -------       ------      -------       ------

     Total transaction accounts            94,484     22.92       91,400        21.16       92,390        22.63
                                          -------    ------      -------       ------      -------       ------

     Total deposits                      $412,122    100.00%    $432,024       100.00%    $408,159       100.00%
                                          =======    ======      =======       ======      =======       ======

         The following table sets forth the savings activities of Fidelity during the periods indicated.

                                                                 Year Ended December 31,
                                                     1998                 1997                 1996
                                                     ----                 ----                 ----
                                                                     (In Thousands)
Deposits(1)                                       $1,090,881            $982,826             $684,220
Withdrawals                                       (1,130,696)           (979,976)            (467,465)
                                                   ---------             -------              -------

  Net increase (decrease) before interest
    credited and other                               (39,815)              2,850              216,755

Interest credited and other                           19,913              21,015               10,707
                                                   ---------             -------              -------

  Net increase (decrease) in deposits             $  (19,902)           $ 23,865             $227,462
                                                     ======              =======              =======

--------------------

(1) The deposits at December 31, 1996 reflect the $207.8 million of deposits acquired by Fidelity as a result of the Merger with Circle Financial Corporation.

         The following table shows the interest rate and maturity information for Fidelity's certificates of deposit at December 31, 1998.


                                                              Maturity Date
   Interest Rate      One Year or Less    Over 1-2 Years     Over 2-3 Years      Over 3 Years           Total
                                                             (In Thousands)
3.00 - 4.00%              $  4,786            $    --             $   --             $   --           $  4,786
4.01 - 6.00%               207,910             43,866              4,508              2,230            258,514
6.01 - 8.00%                40,724              9,005              1,258              1,268             52,255
8.01 - 10.00%                  841              1,064                178                 --              2,083
                           -------             ------              -----              -----            -------

  Total                   $254,261            $53,935             $5,944             $3,498           $317,638
                           =======             ======              =====              =====            =======

     The following table sets forth the maturities of Fidelity's certificates of deposit having principal amounts of $100,000 or more at December 31, 1998.


               Certificates of deposit maturing in quarter ending:
-----------------------------------------------------------------------------


                                                             (In Thousands)

March 31, 1999                                                   $ 9,632
June 30, 1999                                                      8,579
September 30, 1999                                                 9,218
December 31, 1999                                                  6,214
After December 31, 1999                                           10,584
                                                                  ------
  Total certificates of deposit with
   balances of $100,000 or more                                  $44,227
                                                                  ======


         Borrowings. Fidelity may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. See "Regulation-Federal Home Loan Bank System." At December 31, 1998, Fidelity had $34.7 million of advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of Fidelity's FHLB advances during the periods indicated.


                                                           Year Ended December 31,
                                                 1998                1997               1996
                                                           (Dollars In Thousands)

Maximum Balance                                $46,234             $34,478            $29,672

Average Balance                                 39,378              26,208             17,794

Weighted average interest rate of
  FHLB advances                                  6.08%               6.25%              6.19%


         The following table sets forth certain information as to Fidelity's FHLB advances at the dates indicated.

                                                            December 31,
                                             1998               1997               1996
                                                       (Dollars In Thousands)
FHLB advances(1)                           $34,735            $34,233           $20,186

Weighted average interest rate
  of FHLB advances                           6.02%              6.21%             6.22%



-------------------

(1) Fidelity acquired $27.4 million of FHLB advances as a result of the Merger, of which $2.5 million remained at December 31, 1996.

         Employees. Fidelity had 97 full-time employees and 12 part-time employees at December 31, 1998. None of these employees is represented by a collective bargaining agreement, and Fidelity believes that it enjoys good relations with its personnel.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, the Savings Bank was in compliance with the above restrictions.

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

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See " - Prompt Corrective Action."

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings institution to maintain capital above the minimum capital levels.

         All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings institution is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt Corrective Action.") A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

         The following table sets forth Fidelity's compliance with each of the above-described capital requirements at December 31, 1998:

                                               Tangible                Core              Risk-Based
                                                Capital             Capital(1)           Capital(2)
                                                              (Dollars in Thousands)
Regulatory capital                             $58,548               $58,548              $60,251
Minimum required regulatory capital              7,693                15,386               22,402
                                                 -----                ------               ------
Regulatory capital excess                      $50,855               $43,162              $37,849
                                                ======                ======               ======
Regulatory capital as a
  percentage(3)                                   11.4%                 11.4%                21.5%
Minimum capital required as a
  percentage                                       1.5                   3.0                  8.0
                                                  ----                  ----                 ----
Regulatory capital as a percentage
 in excess of requirements                         9.9%                  8.4%                13.5%
                                                  ====                  ====                 ====

----------------------------

(1) Does not reflect proposed amendments or the 4% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations, as discussed below.

(2) Does not reflect amendments to the risk-based capital requirement which were adopted by the OTS in August 1993, the effective date of which has been postponed, as discussed below.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $512.9 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $280.0 million.

         The foregoing capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Savings Bank is not subject to any such individual minimum regulatory capital requirement.

         In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. In particular, the agencies made risk-based capital treatments for construction loans on presold residential properties, real estate loans secured by junior liens on 1-to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier 1 leverage capital standards. The most highly-rated institutions must maintain a minimum Tier 1 leverage ratio of 3.0 percent, with all other institutions required to maintain a minimum leverage ratio of 4.0 percent. The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

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

         At December 31, 1998, the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

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

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1998, the Savings Bank's liquidity ratio was 15.89%.

         Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions.

         In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings associations would not be required to file with the OTS. Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. Because the Savings Bank is a subsidiary of the Company, the regulation, however, would require the Savings Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Savings Bank does not believe that the regulation will adversely affect its ability to make capital distributions.

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

         Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 1998, the amount of the Savings Bank's assets which were invested in QTIs was 96.43%, which exceeded the percentage required to qualify the Savings Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

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

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Savings Bank had $4.5 million in FHLB stock, which was in compliance with this requirement.

     As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended December 31, 1998, 1997 and 1996, dividends paid by the FHLB of Cincinnati to the Savings Bank amounted to $307,000, $283,000 and $165,000, respectively.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of December 31, 1998, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         At December 31, 1998, the federal income tax reserves of the Savings Bank included $14.2 million for which no federal income tax has been provided, of this amount, $11.5 million and $2.7 million are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Savings Bank will recapture into income approximately $450,000 per year over the six year period beginning January 1, 1996, subject to suspension for two years in the event the residential loan exemption is met as discussed above. The Savings Bank has previously accounted for this tax liability under FASB 109 and, therefore, recognition of these amounts will not impact the Savings Bank's profit and loss statement.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 1998, the Company had no NOL carryforwards for federal income tax purposes.

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

         The Savings Bank's federal income tax returns have not been audited by the IRS in recent years and its federal income tax returns for the tax years ended December 31, 1997, 1996 and 1995 are open under the statute of limitations and are subject to review by the IRS.

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

         The Savings Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1998.

Item 2.  Properties.

         At December 31, 1998, the Company conducted its business from its main office at 4555 Montgomery Road, Cincinnati, Ohio and other full service branches in Cincinnati, Ohio.

         The following table sets forth certain information with respect to the offices and other properties at December 31, 1998:


                                                               Net Book Value of
     Description/Address                   Leased/Owned             Property                Deposits
                                                                             (In Thousands)

Main Office                                   Owned                 $  986                 $117,140
4555 Montgomery Road
Cincinnati, Ohio  45212 (1)

Branch Office                                 Owned                    370                   40,109
8434 Vine Street
Cincinnati, Ohio  45216 (1)

Branch Office                                 Owned                    617                   28,201
7136 Miami Avenue
Cincinnati, Ohio  45243

Branch Office                                 Owned                  1,249                   52,487
11100 Reading Road
Cincinnati, Ohio  45241

Branch Office                                 Leased                    45                   27,314
11700 Princeton Pike
Cincinnati, Ohio  45248 (2)

Branch Office                                 Owned                    455                   24,934
4144 Hunt Road
Cincinnati, Ohio  45238

Branch Office                                 Owned                    497                   31,295
5030 Delhi Avenue
Cincinnati, Ohio  45238

Branch Office                                 Owned                    325                   41,913
3316 Glenmore Avenue
Cincinnati, Ohio  45211

                                                             Net Book Value of
     Description/Address                   Leased/Owned             Property                Deposits
                                                                             (In Thousands)

Branch Office                                 Owned                 $  214                  $20,240
3777 Hamilton Cleves Road
Ross, Ohio  45013

Branch Office                                 Owned                    204                   13,198
8045 Colerain Avenue
Cincinnati, Ohio  45239

Branch Office                                 Owned                    357                    8,089
10640 Loveland -
Madeira Road
Loveland, Ohio  45140

Branch Office                                 Leased                     2                    7,202
7944 Beechmont Avenue
Cincinnati, Ohio  45255 (3)

Other property                                Owned                     85                       --
4541 Montgomery Road
Cincinnati, Ohio  45212 (4)

Other property                                Owned                      7                       --
17 Hillsdale
Cincinnati, Ohio 45216 (5)

Other property                                Owned                     78                       --
16 Hereford Avenue
Cincinnati, Ohio  45216 (6)



 _________

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

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The information required herein is incorporated by reference from page 3 of the Company's 1998 Annual Report to Stockholders, which is included herein as
Exhibit 13 ("Annual Report").

Item 6.  Selected Financial Data.

     The information required herein is incorporated by reference from pages 4 and 5 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required herein is incorporated by reference from pages 6 to 21 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required herein is incorporated by reference from pages 6 to 9 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     The information required herein is incorporated by reference from pages 22 to 56 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be filed within 120 days after the Company's fiscal year end ("Definitive Proxy Statement").

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  Documents filed as part of this Report

               (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 attached hereto):

               Report of Independent Certified Public Accountants

               Consolidated Statements of Financial Condition at December 31, 1998 and 1997

               Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

   No.                                    Exhibits
   2.1          Plan of Conversion and Agreement and Plan of Reorganization*

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

  10.2          1992 Directors' Stock Option Plan*1/

  10.3          Management Recognition Plan*1/

  10.4          Employee Stock Ownership Plan*1/

  10.5          Employment Agreements between Fidelity Financial of Ohio, Inc.,
                Fidelity Federal Savings Bank and John R. Reusing and Paul D.
                Staubach**1/

  10.6          Employment Agreement between Fidelity Financial of Ohio, Inc.,
                Fidelity Federal Savings Bank and Joseph D. Hughes***1/

  10.7          Form of Severance Agreement between Fidelity Financial of Ohio,
                Inc., Fidelity Federal Savings Bank and certain officers of
                Fidelity Financial of Ohio, Inc. and Fidelity Federal Savings
                Bank**1/

  10.8          1997 Stock Option Plan****1/

  10.9          1997 Management Recognition Plan and Trust****1/

  13.0          1998 Annual Report to Stockholders

  23.0          Consent of Grant Thornton LLP

  27.0          Financial Data Schedule

                                               (Footnotes on following page)

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the SEC on November 14, 1995.

** Incorporated herein by reference from the Company's Form 10-K filed with the SEC on April 1, 1996.

*** Incorporated herein by reference from the Company's Form 10-K filed with the SEC on March 28, 1997.

**** Incorporated herein by reference from the Company's Form 10-K filed with the SEC on March 30, 1998.

1/ Management contract or compensatory plan or arrangement.

     (b) On October 1, 1998, the Company filed an amendment to the Form 8-K filed with the SEC on September 29, 1998 reporting under Item 5 its execution of an Agreement of Merger with Glenway Financial Corporation ("Glenway"), dated as of September 28, 1998 (the "Agreement"), pursuant to which Glenway will merge into a wholly-owned subsidiary of the Company. The purpose of the amendment was to file the Agreement and exhibits thereto.

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

                                  FIDELITY FINANCIAL OF OHIO, INC.



March 29, 1999                    By:/s/ Robert R. Sudbrook
                                     --------------------------------------
                                      Robert R. Sudbrook
                                      President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John R. Reusing                                     March 29, 1999
--------------------------------------
John R. Reusing, Chairman of the Board


/s/ Robert R. Sudbrook                                  March 29, 1999
--------------------------------------
Robert R. Sudbrook, President,
Chief Executive Officer and Director
 (Principal Executive Officer)


/s/ Michael W. Jordan                                   March 29, 1999
--------------------------------------
Michael W. Jordan, Director


/s/ David A. Luecke                                     March 29, 1999
--------------------------------------
David A. Luecke, Director

/s/ Constantine N. Papadakis                              March 29, 1999
------------------------------------------
Constantine N. Papadakis, Director


/s/ Paul D. Staubach                                      March 29, 1999
------------------------------------------
Paul D. Staubach, Senior Vice President
and Chief Financial Officer
 (Principal Financial Officer)


                                                          March __, 1999
------------------------------------------
Robert W. Zumbiel, Director


/s/ Joseph D. Hughes                                      March 29, 1999
------------------------------------------
Joseph D. Hughes, Executive Vice
  President and Director


/s/ Thomas N. Spaeth                                      March 29, 1999
------------------------------------------
Thomas N. Spaeth, Director


/s/ Edgar A. Rust                                         March 29, 1999
------------------------------------------
Edgar A. Rust, Director


/s/ Daniel W. Geeding                                     March 29, 1999
------------------------------------------
Daniel W. Geeding, Director


/s/ Kenneth C. Lichtendahl                                March 29, 1999
------------------------------------------
Kenneth C. Lichtendahl, Director


/s/ John L. Torbeck                                       March 29, 1999
------------------------------------------
John L. Torbeck, Director