Form 10-Q
period 1999-03-31
FIDELITY FINANCIAL OF OHIO INC
filed 1999-05-17
CIK 1003468

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                               ----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-27868

                        FIDELITY FINANCIAL OF OHIO, INC.
             (Exact name of registrant as specified in its charter)

     Ohio                                                31-1455721
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

5535 Glenway Avenue
Cincinnati, Ohio                                         45238
(Address of principal                                    (Zip Code)
executive office)

Registrant's telephone number, including area code: (513) 922-5959

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                         No ____

As of May 12, 1999, the latest practicable date, 9,119,619 shares of the registrant's common stock, no par value, were issued and outstanding.










                               Page 1 of 16 pages

                        Fidelity Financial of Ohio, Inc.

                                      INDEX

                                                                          Page

PART I   - FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition                3

               Consolidated Statements of Operations                         4

               Consolidated Statements of Comprehensive Income               5

               Consolidated Statements of Cash Flows                         6

               Notes to Consolidated Financial Statements                    8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                   10

               Quantitative and Qualitative Disclosures About
               Market Risk                                                  14


PART II  - OTHER INFORMATION                                                15

SIGNATURES                                                                  16


                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,        December 31,
         ASSETS                                                                                1999                1998
                                                                                                             (Restated)
Cash and due from banks                                                                    $  3,156            $  5,385
Interest-bearing deposits in other financial institutions                                    15,426              23,315
                                                                                            -------             -------
         Cash and cash equivalents                                                           18,582              28,700

Investment securities available for sale - at market                                          9,933                 838
Investment securities held to maturity- at cost, approximate market value of
  $7,191 at December 31, 1998                                                                    -                7,079
Mortgage-backed securities available for sale - at market                                    36,620              29,432
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $25,277 and $38,200 at March 31, 1999 and December 31, 1998, respectively                  25,170              38,234
Loans receivable - net                                                                      681,572             675,807
Loans held for sale - at lower of cost or market                                              1,192                 236
Office premises and equipment - at depreciated cost                                          12,463              12,876
Real estate acquired through foreclosure                                                         -                   32
Federal Home Loan Bank stock - at cost                                                        7,300               7,176
Accrued interest receivable on loans                                                          3,970               3,521
Accrued interest receivable on mortgage-backed securities,
  investment securities and other                                                               427                 537
Cash surrender value of life insurance                                                        1,491               1,073
Prepaid expenses and other assets                                                             1,699               1,683
Goodwill and other intangible assets, net of accumulated amortization                         6,931               7,124
Prepaid federal income taxes                                                                    180                 316
                                                                                            -------             -------

         Total assets                                                                      $807,530            $814,664
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $617,120            $629,158
Advances from the Federal Home Loan Bank                                                     85,986              78,752
Advances by borrowers for taxes and insurance                                                 2,223               3,592
Accrued interest and other liabilities                                                        5,041               3,490
Deferred federal income taxes                                                                   852               1,372
                                                                                            -------             -------
         Total liabilities                                                                  711,222             716,364

 Stockholders' equity
  Preferred stock - authorized, 5,000,000 shares at $.10 par value; none issued                  -                   -
  Common stock - authorized, 15,000,000 shares at $.10 par value; 9,119,619 and
    9,093,684 shares issued and outstanding at March 31, 1999 and December 31, 1998             912                 909
  Additional paid-in capital                                                                 54,603              54,434
  Retained earnings - restricted                                                             42,620              44,906
  Less shares acquired by Employee Stock Ownership Plan (ESOP)                               (1,596)             (1,633)
  Less shares acquired for stock benefit plans                                                 (314)               (314)
  Unrealized gain (loss) on securities designated as available for sale,
    net of related tax effects                                                                   83                  (2)
                                                                                            -------             -------
         Total stockholders' equity                                                          96,308              98,300
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $807,530            $814,664
                                                                                            =======             =======


                        Fidelity Financial of Ohio, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the three months ended March 31,
                      (In thousands, except per share data)


                                                                                                 1999              1998
                                                                                                             (Restated)
Interest income
  Loans                                                                                       $12,956           $13,484
  Mortgage-backed securities                                                                      982             1,036
  Investment securities                                                                           130               207
  Interest-bearing deposits and other                                                             393               531
                                                                                               ------            ------
         Total interest income                                                                 14,461            15,258

Interest expense
  Deposits                                                                                      6,806             7,971
  Borrowings                                                                                    1,208             1,173
                                                                                               ------            ------
         Total interest expense                                                                 8,014             9,144
                                                                                               ------            ------

         Net interest income                                                                    6,447             6,114
Provision for losses on loans                                                                      75                95
                                                                                               ------            ------
         Net interest income after provision for losses on loans                                6,372             6,019

Other income
  Gain on sale of investment and mortgage-backed securities                                        -                 62
  Gain on sale of loans                                                                            32                60
  Gain on sale of office premises and equipment                                                    -                 84
  Loss on sale of real estate owned                                                                (2)               -
  Other operating                                                                                 429               501
                                                                                               ------            ------
         Total other income                                                                       459               707

General, administrative and other expense
  Employee compensation and benefits                                                            3,636             1,756
  Occupancy and equipment                                                                         842               576
  Federal deposit insurance premiums                                                               86               103
  Franchise taxes                                                                                 310               269
  Amortization of goodwill and other intangible assets                                            193               207
  Data processing                                                                                 743               224
  Other operating                                                                               2,252               657
                                                                                               ------            ------
         Total general, administrative and other expense                                        8,062             3,792
                                                                                               ------            ------

         Earnings (loss) before income taxes (credits)                                         (1,231)            2,934

Federal income taxes (credits)
  Current                                                                                         551               993
  Deferred                                                                                       (562)               54
                                                                                               ------            ------
         Total federal income tax expense (credits)                                               (11)            1,047
                                                                                               ------            ------

         NET EARNINGS (LOSS)                                                                  $(1,220)          $ 1,887
                                                                                               ======            ======

         EARNINGS (LOSS) PER SHARE
           Basic                                                                                $(.14)             $.22
                                                                                                 ====               ===

           Diluted                                                                              $(.14)             $.21
                                                                                                 ====               ===



                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)


                                                                                               1999                1998
                                                                                                             (Restated)
Net earnings (loss)                                                                         $(1,220)             $1,887

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities designated as
    available for sale                                                                           85                 (27)

  Reclassification adjustment for gains included
    in net earnings                                                                              -                   41
                                                                                             ------               -----

Comprehensive income (loss)                                                                 $(1,135)             $1,901
                                                                                             ======               =====





                        Fidelity Financial of Ohio, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 1999              1998
                                                                                                             (Restated)
Cash flows from operating activities:
  Net earnings (loss) for the period                                                          $(1,220)          $ 1,887
  Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                 251               267
    Amortization of premiums on investments and mortgage-backed securities                         58                26
    Amortization of deferred loan origination costs                                                73               133
    Amortization expense of employee stock benefit plans                                           44               134
    Amortization of goodwill and other intangible assets                                          193               207
    Amortization of purchase accounting adjustments                                                23               (81)
    Gain on sale of investment and mortgage-backed securities                                      -                (62)
    Loss on sale of mortgage loans                                                                  2                25
    Loans disbursed for sale in the secondary market                                           (3,759)           (7,820)
    Proceeds from sale of mortgage loans                                                        2,801             7,254
    Gain on sale of real estate                                                                    -               (141)
    Loss on sale of office premises and equipment                                                  -                 57
    Loss on sale of real estate acquired through foreclosure                                        2                -
    Federal Home Loan Bank stock dividends                                                       (124)             (119)
    Provision for losses on loans                                                                  75                95
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (449)             (152)
      Accrued interest receivable on mortgage-backed securities,
        investments and other                                                                     110              (108)
      Prepaid expenses and other assets                                                          (418)             (590)
      Accrued interest and other liabilities                                                    1,551             1,873
      Federal income taxes
        Current                                                                                   136               794
        Deferred                                                                                 (562)               54
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                   (1,209)            3,733

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                           (1,994)             (992)
  Proceeds from maturities/calls of investment securities held to maturity                         -              2,500
  Proceeds from sale of investment securities designated as available for sale                     -              1,142
  Maturities of investment securities designated as available for sale                             -                 13
  Purchase of mortgage-backed securities designated as available for sale                          -             (8,210)
  Principal repayments on investment securities designated as available for sale                   33                -
  Principal repayments on mortgage-backed securities                                            5,901             4,527
  Purchase of mortgage-backed securities designated as held to maturity                            -            (14,883)
  Loan disbursements                                                                          (46,712)          (57,654)
  Principal repayments on loans                                                                40,755            72,871
  Proceeds from sale of real estate                                                                -              1,809
  Purchases and additions to office premises and equipment                                         -               (237)
  Disposal of office premises and equipment                                                       290                -
  Decrease in cash surrender value of life insurance                                              (16)              (16)
  Proceeds from sale of real estate acquired through foreclosure                                   30                -
  Additions to real estate acquired through foreclosure                                          (146)               (6)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   (1,859)              864
                                                                                               ------            ------

         Net cash provided by (used in) operating and investing activities
           (subtotal carried forward)                                                          (3,068)            4,597
                                                                                               ------            ------


                        Fidelity Financial of Ohio, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,

                                 (In thousands)
                                                                                                    1999           1998
                                                                                                             (Restated)
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                                            $(3,068)       $ 4,597

Cash provided by (used in) financing activities:
  Net decrease in deposit accounts                                                               (11,921)       (10,454)
  Proceeds from Federal Home Loan Bank advances                                                    8,000         38,141
  Repayment of Federal Home Loan Bank advances                                                      (859)       (28,589)
  Shares issued under stock option and benefit plans                                                 177             71
  Dividends on common stock                                                                       (1,078)          (675)
  Advances by borrowers for taxes and insurance                                                   (1,369)        (1,415)
                                                                                                  ------         ------
         Net cash used in financing activities                                                    (7,050)        (2,921)
                                                                                                  ------         ------

Net increase (decrease) in cash and cash equivalents                                             (10,118)         1,676

Cash and cash equivalents at beginning of period                                                  28,700         30,531
                                                                                                  ------         ------

Cash and cash equivalents at end of period                                                       $18,582        $32,207
                                                                                                  ======         ======


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Federal income taxes                                                                         $   300        $   420
                                                                                                  ======         ======

    Interest on deposits and borrowings                                                          $ 8,028        $ 9,097
                                                                                                  ======         ======

Supplemental disclosure of noncash investing and financing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                         $    85        $   (27)
                                                                                                  ======         ======

  Transfer of investment securities to available for sale classification                         $ 7,079        $    -
                                                                                                  ======         ======

  Transfer of mortgage-backed securities to available for sale classification                    $16,900        $    -
                                                                                                  ======         ======

  Transfer of mortgage-backed securities from available for sale to held
    to maturity                                                                                  $27,241        $    -
                                                                                                  ======         ======

  Issuance of treasury shares related to exercise of stock options                               $   (16)       $   (16)
                                                                                                  ======         ======

  Recognition of mortgage servicing rights in accordance with SFAS No. 125                       $    34        $    85
                                                                                                  ======         ======


                        Fidelity Financial of Ohio, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.   Basis of Presentation

    On September 28, 1998, Fidelity Financial of Ohio, Inc. (the "Corporation") entered into an Agreement of Merger with Glenway Financial Corporation ("Glenway"), pursuant to which Glenway would merge into a wholly-owned subsidiary of the Corporation, and Fidelity Federal Savings Bank would merge with and into Centennial Savings Bank to form a new entity to be named Centennial Bank ("Centennial", or the "Bank"). The merger was consummated on March 19, 1999 and was accounted for using the pooling of interests method of accounting. Accordingly, the financial statements as of December 31, 1998, and for the period ending March 31, 1998, have been restated to give effect to the combination.

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Fidelity Financial of Ohio, Inc. (the "Corporation") included in the Annual Report on Form 10-K for the year ended December 31, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Centennial Bank (the "Centennial"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 8,958,791 and 8,572,199 for the three month periods ended March 31, 1999 and 1998, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 8,958,791 and 9,004,686 for the three months ended March 31, 1999 and 1998, respectively. Incremental shares related to the assumed exercise of stock options totaling 432,487 were included in the computation of diluted earnings per share for the three month period ended March 31, 1998.

                        Fidelity Financial of Ohio, Inc.

    4.   Effects of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Forward-Looking Statements

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:

1. Management's determination of the amount and adequacy of the allowance for loan losses;
2.   The effect of changes in interest rates;
3. Management's opinion as to the effects of recent accounting pronouncements on the Corporation's consolidated financial statements;
4. Management's determination of the effect of the year 2000 on its information technology systems.


Discussion of Financial Condition Changes from December 31, 1998 to March 31,
1999

The Corporation's consolidated total assets amounted to $807.5 million at March 31, 1999, a decrease of $7.1 million, or .9%, from the $814.6 million total at December 31, 1998. The decline in assets resulted primarily from a decline in deposits of $12.0 million and decline in stockholder's equity of $2.0 million, which were partially offset by an increase of $7.2 million in FHLB advances.

Cash  and  cash   equivalents,   comprised  of  cash  and  due  from  banks  and
interest-bearing deposits in other financial institutions, amounted to $18.6 million at March 31, 1999, a decrease of $10.1 million, or 35.3%, from the total in 1998.

Investment securities (including investment securities classified at available for sale) totaled $9.9 million at March 31, 1999, an increase of $2.0 million, or 25.5%. During the quarter ended March 31, 1999, a $2.0 million agency security was purchased. In accordance with SFAS No. 115, management reclassified $7.1 million of investment securities from held to maturity to the available for sale classification at the effective date of the merger. Investments reclassified included U.S. Government treasury and agency securities, and municipal securities.

Mortgage-backed  securities  (including  securities  classified as available for sale) totaled $61.8 million at March 31, 1999, a decrease of $5.9 million, or 8.7%, from the total at December 31, 1998. The decrease in mortgage-backed securities was due primarily to principal repayments totaling $5.9 million. In accordance with SFAS No. 115 management reclassified $27.2 million of mortgage-backed securities from held to maturity to the available for sale classification and transferred $16.9 million of securities from available for sale to the held to maturity portfolio.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 1998 to March 31, 1999 (continued)

Loans receivable increased by $6.7 million, or 1.0%, to a total of $682.8 million at March 31, 1999, as compared to $676.0 million at December 31, 1998. The increase resulted primarily from loan originations of $50.5 million, which exceeded principal repayments totaling $40.8 million and sales of $2.8 million. Centennial's loan originations during 1999 were comprised primarily of one- to four-family and multi-family loans.

Centennial's allowance for loan losses totaled $3.0 million at March 31, 1999, an increase of $71,000, or 2.4%, over the total at December 31, 1998. The allowance represented .44% and .43% of total loans at March 31, 1999 and December 31, 1998, respectively, and 105.1% and 125.6% of nonperforming loans, which totaled $2.9 million and $2.4 million at those respective dates. While management believes Centennial's allowance for loan losses is adequate at March 31, 1999, based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect future operating results.

Deposits totaled $617.1 million at March 31, 1999, a decrease of $12.0 million, or 1.9%, from the total at December 31, 1998. Advances from the Federal Home Loan Bank totaled $86.0 million at March 31, 1999, an increase of $7.2 million, or 9.2%, over the balance at December 31, 1998. The increase resulted primarily from $8.0 million in borrowings during the 1999 period, which were partially offset by repayments of $859,000. During the quarter ended March 31, 1999, certificate of deposit holders chose not to renew at the established rates which caused the decline in deposits. The increase in advances was due to several fixed-rate balloon loans obtained from the Federal Home Loan Bank with maturities ranging between five and eight years. Proceeds from such advances were used primarily to fund loan originations.

Stockholders' equity totaled $96.3 million at March 31, 1999, a decrease of $2.0 million, or 2.0%, from the total at December 31, 1998. The decrease resulted primarily from a net loss of $1.2 million and dividends paid which totaled $1.1 million, which were partially offset by issuance of stock under employee benefit and option plans of $221,000, and an $85,000 increase in unrealized gains on securities designated as available for sale.


Comparison of Operating Results for the Three Month Periods ended March 31, 1999 and 1998

General

During the quarter ended March 31, 1999, a net loss of $1.2 million was reported. The Corporation incurred $4.2 million in non-recurring merger costs during the quarter to complete the merger of equals with Glenway Financial Corporation. Excluding the non-recurring merger costs, net earnings would have been $1.921 million, an increase of $34,000, or 1.8%, over the $1.887 million recorded for the three months ended March 31, 1998.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1999 and 1998 (continued)

Net Interest Income

Net interest income totaled $6.4 million for the three months ended March 31, 1999, an increase of $333,000, or 5.5%, from the 1998 period. Interest income decreased by $797,000 or 5.2%, for the three months ended March 31, 1999, compared to the same quarter in 1998. Interest income on loans and mortgage-backed securities decreased by $582,000, or 4.0%, due primarily to a 25 basis point decline in the weighted-average yield, from 7.71% in 1998 to 7.46% in 1999, and a $5.9 million, or .8%, decline in the average balance outstanding from period to period. Interest income on investment securities and interest-bearing deposits decreased by $215,000, or 29.1%, during the 1999 period, compared to the 1998 period, due primarily to a $13.7 million, or 27.8%, decrease in the average balance outstanding, coupled with a 10 basis point decline in the weighted-average yield year to year, to 5.89% for the three months ended March 31, 1999.

Interest expense on deposits decreased by $1.2 million, or 14.6%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The decrease was due primarily to a $34.6 million, or 5.3%, decrease in the average balance outstanding, coupled with a 48 basis point decline in the average cost of deposits, to 4.39% for the quarter ended March 31, 1999, as compared to 4.87% for the 1998 quarter. Interest expense on borrowings increased by $35,000, or 3.0%, due primarily to a $4.8 million increase in the average balance of outstanding borrowings during 1999, which was partially offset by a 17 basis point decline in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $333,000, or 5.5%, for the three months ended March 31, 1999 compared to 1998. The interest rate spread amounted to 2.84% during the 1999 period and 2.62% in 1998, while the net interest margin increased to 3.30% from 3.05% for the three months ended March 31, 1999 and 1998, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Centennial, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Centennial's market area, and other factors related to the collectibility of Centennial's loan portfolio. As a result of such analysis, management recorded a $75,000 provision for losses on loans during the three months ended March 31, 1999, compared to $95,000 recorded in the 1998 three month period. The current period provision reflects growth in the loan portfolio, coupled with an increase in nonperforming loans during the quarter. Nonperforming loans at March 31, 1999 were comprised of $2.0 million of one- to four-family residential and multi-family properties and $700,000 of nonresidential properties. It is management's belief that all nonperforming loans are adequately collateralized and that the Bank will not incur any losses on such loans. There can be no assurance that the allowance for loan losses of Centennial will be adequate to cover losses on nonperforming assets in the future.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1999 and 1998 (continued)

Other Income

Other income decreased by $248,000, or 35.1%, to a total of $459,000 for the three months ended March 31, 1999, compared to $707,000 in 1998. The decrease was due primarily to an $84,000 decrease in gains on sale of real estate, a $62,000 decrease in gains on sale of investment and mortgage-backed securities, and a decrease in gains on sale of loans of $28,000. Other operating income also declined by $72,000, or 14.4%, from period to period. The decline in other operating income was mainly attributable to a decrease in fees on loans and service charges on deposits.


General, Administrative and Other Expense

General, administrative and other expense totaled $8.1 million for the three months ended March 31, 1999. Excluding non-recurring merger charges totaling $4.2 million, general, administrative, and other expense would have been reported as $3.9 million, an increase of $70,000, or 1.8%, from the 1998 total. The non-recurring merger charges included employee compensation and benefits of $1.7 million, occupancy and equipment of $290,000, data processing of $522,000, and other operating expenses of $1.7 million. The increase in general administrative and other expenses, excluding one-time merger expenses, was due to a $149,000, or 8.5%, increase in employee compensation and benefits and a $41,000, or 15.2%, increase in franchise tax expense. These increases were partially offset by a decline in data processing expense of $3,000, or 1.3%, a decline in occupancy and equipment of $24,000, or 4.2%, a decline in other operating expenses of $62,000, a decline in FDIC insurance premiums of $17,000, and a decline in amortization of goodwill of $14,000.

The increase in employee compensation and benefits was due to new staff hired for the commercial lending department and normal merit increases.

Federal Income Taxes

The benefit for federal income taxes totaled $11,000 for the three months ended March 31, 1999, a decrease of $1.1 million, from the provision recorded in the three months ended March 31, 1998. The Corporation's effective tax rates were 35.5% and 35.7% for the three months ended March 31, 1999 and 1998, respectively.

                        Fidelity Financial of Ohio, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters

Centennial has been working for the last several years to resolve the potential impact of Year 2000 on the ability of the computerized information system to accurately process information that may be date sensitive. Centennial's Year 2000 compliance plan has five phases: these phases are (1) project management and awareness, (2) assessment, (3) renovation and implementation, (4) validation and testing, and (5) development of a contingency plan. Centennial has substantially completed phases one through four with respect to the core application systems related to deposit and loan processing, although appropriate follow-up activities continue to occur. Centennial is proceeding with additional testing of ancillary processes, including system interfaces, and implementation phases of the Y2K Plan.

Centennial's main core processing application (loans and deposits) is processed on the Data Communications, Inc. ("DCI") in-house client server software. Centennial converted to DCI in 1998. All screens and reports show 4-digit date fields, and DCI has tested internal programming codes to ensure Y2K compliance.

Centennial participated with DCI in testing for Y2K compliance. DCI's validation and testing was completed by December 31, 1998. Centennial staff monitored DCI testing and certification progress by review of DCI Y2K update documentation, which has been provided to DCI users, and contact with designated DCI Y2K project and executive staff. Internal testing by Centennial staff was completed using actual databases which were future-dated to validate Y2K test dates recommended by the Federal Financial Institutions Council ("FFIEC"). No system errors were found.

Centennial's anticipated direct expenses are less than $50,000, primarily for Y2K upgrades to existing user PC's. Additional expense could be incurred if PC's, ATM's, and phone systems require further modifications. This expense would be capitalized and depreciated over differing periods resulting in an immaterial effect to the Corporation's financial statements.

Centennial's contingency planning includes assessment of account off-line procedures, staffing requirements, security, cash needs, etc. The plan will consider the resources needed and available to resume normal operations following a disaster.

Centennial and DCI are on schedule to meet Y2K project dates set forth by the FFIEC for remediation testing and contingency planning. Bank management believes that all other systems and hardware will be Year 2000 ready by June 30, 1999. Contingency plans will be made for elements outside of management's control or ability to test, such as power, water or telephone failure, which could affect operations.


Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative disclosures about market risk are presented at December 31, 1998 in Item 7A of the Corporation's Annual Report on Form 10-K, filed with the SEC on March 30, 1999. Management believes there have been no material changes in the Corporation's market risk since December 31, 1998.

                        Fidelity Financial of Ohio, Inc.
                                     PART II

ITEM 1.  Legal Proceedings

          Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

          Not applicable

ITEM 3.  Defaults Upon Senior Securities

          Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          A special meeting of shareholders was held on February 16, 1999. Two matters were submitted to the shareholders for which the following votes were cast:

          1) A resolution to adopt an amendment to FFOH's Articles of Incorporation to reduce from two-thirds of the voting power of FFOH to a majority of the voting power of FFOH the vote required to approve a proposed merger of consolidation of FFOH with or into one or more corporations or a proposed combination or majority share acquisition involving the issuance of shares of FFOH and requiring shareholder approval.

               For:  3,342,073        Against:  453,951        Abstain:  28,743

          2) A resolution to adopt an Agreement of Merger, dated as of September 28, 1998 (the "Agreement"), by and among FFOH, Fidelity Acquisition Corporation ("FAC"), and Glenway Financial Corporation ("GFCO"), which provides, among other things, for (i) the merger of GFCO with and into FAC (the "Merger") and (ii) the conversion of each share of common stock of GFCO outstanding immediately prior to the Merger (other than any shares held by either FFOH or GFCO) into the right to receive 1.50 share of FFOH common stock, plus cash in lieu of any fractional share interest.

               For:  3,539,925       Against:  493,809         Abstain:  19,362

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

          Exhibit 27.1: Financial Data Schedule for the three months ended March 31, 1999.

          Exhibit 27.2: Restated Financial Data Schedule for the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 14, 1999                       By: /s/Robert R. Sudbrook
       -----------------------------               ----------------------------
                                                      Robert R. Sudbrook
                                                      Chairman and Chief
                                                      Executive Officer





Date:       May 14, 1999                       By: /s/Paul D. Staubach
       -----------------------------               ----------------------------
                                                      Paul D. Staubach
                                                      Senior Vice President and
                                                      Chief Financial Officer