Form 10-Q
period 1999-09-30
FIDELITY FINANCIAL OF OHIO INC
filed 1999-11-15
CIK 1003468

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999
                               ----------------------------------------------

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

Yes   X                                                No ____

As of November 12, 1999, the latest practicable date, 9,143,462 shares of the registrant's common stock, no par value, were issued and outstanding.










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


                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,        December 31,
         ASSETS                                                                                1999                1998
                                                                                                             (Restated)
Cash and due from banks                                                                    $  4,617            $  5,385
Interest-bearing deposits in other financial institutions                                     4,415              23,315
                                                                                            -------             -------
         Cash and cash equivalents                                                            9,032              28,700

Investment securities available for sale - at market                                         15,482                 838
Investment securities held to maturity - at cost, approximate market
  value of $7,191 at December 31, 1998                                                           -                7,079
Mortgage-backed securities available for sale - at market                                    48,515              29,432
Mortgage-backed securities held to maturity - at cost, approximate market value of
  $20,996 and $38,200 at September 30, 1999 and December 31, 1998, respectively              21,218              38,234
Loans receivable - net                                                                      677,203             675,810
Loans held for sale - at lower of cost or market                                                 -                  233
Office premises and equipment - at depreciated cost                                          12,299              12,876
Real estate acquired through foreclosure                                                        291                  32
Federal Home Loan Bank stock - at cost                                                        7,563               7,176
Cash surrender value of life insurance                                                        1,730               1,683
Accrued interest receivable on loans                                                          3,663               3,521
Accrued interest receivable on investments                                                      566                 537
Prepaid expenses and other assets                                                             1,275               1,073
Goodwill and other intangible assets, net of accumulated amortization                         6,552               7,124
Prepaid federal income taxes                                                                    115                 316
                                                                                            -------             -------

         Total assets                                                                      $805,504            $814,664
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $595,853            $629,158
Advances from the Federal Home Loan Bank                                                    104,722              78,752
Advances by borrowers for taxes and insurance                                                 2,135               3,592
Accrued interest and other liabilities                                                        3,789               3,490
Deferred federal income taxes                                                                   516               1,372
                                                                                            -------             -------
         Total liabilities                                                                  707,015             716,364

 Stockholders' equity
  Preferred stock - authorized, 5,000,000 shares at $.10 par value; none issued                  -                   -
  Common stock - authorized, 15,000,000 shares at $.10 par value; 9,141,792 and
    9,093,684 shares issued and outstanding at September 30, 1999 and December 31, 1998         914                 909
  Additional paid-in capital                                                                 54,879              54,434
  Retained earnings - restricted                                                             45,065              44,906
  Less shares acquired by Employee Stock Ownership Plan (ESOP)                               (1,520)             (1,633)
  Less shares acquired by Management Recognition Plan (MRP)                                    (229)               (314)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                 (620)                 (2)
                                                                                            -------             -------
         Total stockholders' equity                                                          98,489              98,300
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $805,504            $814,664
                                                                                            =======             =======



                        Fidelity Financial of Ohio, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                For the three and nine months ended September 30,
                        (In thousands, except share data)

                                                                            Nine months ended          Three months ended
                                                                               September 30,             September 30,
                                                                            1999         1998           1999       1998
                                                                                   (Restated)                (Restated)
Interest income
  Loans                                                                  $38,284      $40,034        $12,674    $13,251
  Mortgage-backed securities                                               3,096        3,465          1,118      1,178
  Investment securities                                                      542          601            244        184
  Interest-bearing deposits and other                                        907        1,389            193        425
                                                                          ------       ------         ------     ------
         Total interest income                                            42,829       45,489         14,229     15,038

Interest expense
  Deposits                                                                20,007       23,328          6,555      7,679
  Borrowings                                                               3,870        3,834          1,410      1,316
                                                                          ------       ------         ------     ------
         Total interest expense                                           23,877       27,162          7,965      8,995
                                                                          ------       ------         ------     ------

         Net interest income                                              18,952       18,327          6,264      6,043

Provision for losses on loans                                                225          322             50         75
                                                                          ------       ------         ------     ------

         Net interest income after provision for losses on loans          18,727       18,005          6,214      5,968

Other income
  Gain on sale of investment and mortgage-backed securities                   -           104             -          -
  Gain on sale of loans                                                        9          193              3        104
  Gain on sale of real estate                                                 11           84             -          -
  Loss on sale of real estate acquired through foreclosure                    (2)         (18)            -           1
  Rental                                                                     154          156             49         48
  Other operating                                                          1,228        1,375            429        493
                                                                          ------       ------         ------     ------
         Total other income                                                1,400        1,894            481        646

General, administrative and other expense
  Employee compensation and benefits                                       7,175        5,417          1,781      1,826
  Occupancy and equipment                                                  1,972        1,687            580        579
  Federal deposit insurance premiums                                         267          307             91        109
  Franchise taxes                                                            920          721            314        271
  Amortization of goodwill and other intangible assets                       572          609            186        196
  Data processing                                                            839          582             47        168
  Other operating                                                          3,377        1,915            590        667
                                                                          ------       ------         ------     ------
         Total general, administrative and other expense                  15,122       11,238          3,589      3,816
                                                                          ------       ------         ------     ------

         Earnings before income taxes                                      5,005        8,661          3,106      2,798

Federal income taxes
  Current                                                                  2,700        2,825            931      1,007
  Deferred                                                                  (535)         238            153        (30)
                                                                          ------       ------         ------     ------
         Total federal income taxes                                        2,165        3,063          1,084        977
                                                                          ------       ------         ------     ------

         NET EARNINGS                                                    $ 2,840      $ 5,598        $ 2,022    $ 1,821
                                                                          ======       ======         ======     ======

         EARNINGS PER SHARE
           Basic                                                           $0.32        $0.63          $0.23      $0.21
                                                                            ====         ====           ====       ====

           Diluted                                                         $0.31        $0.62          $0.22      $0.20
                                                                            ====         ====           ====       ====


                        Fidelity Financial of Ohio, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                       Nine months ended              Three months ended
                                                                         September 30,                  September 30,
                                                                       1999         1998              1999         1998
                                                                              (Restated)                     (Restated)
Net earnings                                                         $2,840       $5,598            $2,022       $1,821

Other comprehensive income, net of tax:
  Unrealized losses on securities designated as
    available for sale                                                 (618)        (128)             (277)          (3)

Reclassification adjustment for gains included
  in net earnings                                                        -           (69)               -            -
                                                                      -----        -----             -----        -----

Comprehensive income                                                 $2,222       $5,401            $1,745       $1,818
                                                                      =====        =====             =====        =====

Accumulated comprehensive income (loss)                              $ (620)      $   85            $ (620)      $   85
                                                                      =====        =====             =====        =====



                        Fidelity Financial of Ohio, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1999              1998
                                                                                                             (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                                $  2,840          $  5,598
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                 807               800
    Amortization of premiums on investments and mortgage-backed securities                        141                74
    Amortization of deferred loan origination costs                                               119               174
    Amortization expense of stock benefit plans                                                   522               431
    Amortization of goodwill and other intangible assets                                          572               609
    Amortization of purchase accounting adjustments                                                23              (167)
    Gain on sale of investment and mortgage-backed securities                                      -               (104)
    Loss on sale of mortgage loans                                                                 62                26
    Loans disbursed for sale in the secondary market                                           (6,722)          (19,337)
    Proceeds from sale of mortgage loans                                                        5,678            19,552
    Gain on sale of office premises and equipment                                                 (11)              (84)
    Loss on sale of real estate acquired through foreclosure                                        2                18
    Federal Home Loan Bank stock dividends                                                       (387)             (367)
    Provision for losses on loans                                                                 225               322
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (142)             (524)
      Accrued interest receivable on mortgage-backed securities, investments
        and other                                                                                 (29)               77
      Prepaid expenses and other assets                                                          (202)             (428)
      Accrued interest and other liabilities                                                      299              (605)
      Federal income taxes
        Current                                                                                   201               267
        Deferred                                                                                 (535)              238
                                                                                              -------           -------
         Net cash provided by operating activities                                              3,463             6,570

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                           (7,949)           (4,992)
  Proceeds from maturities/calls of investment securities held to maturity                         -              3,500
  Proceeds from sale of investment securities designated as available for sale                     -              1,146
  Maturities of investment securities designated as available for sale                             -              4,036
  Purchase of mortgage-backed securities designated as available for sale                     (19,423)           (9,094)
  Principal repayments on investment securities designated as available for sale                  229                -
  Principal repayments on mortgage-backed securities                                           16,402            17,452
  Proceeds from sale of mortgage-backed securities designated as available for sale                -              1,578
  Purchase of mortgage-backed securities designated as held to maturity                            -            (24,156)
  Loan disbursements                                                                         (113,674)         (163,425)
  Principal repayments on loans                                                               113,152           172,955
  Proceeds from sale of office premises and equipment                                             215             1,839
  Purchases and additions to office premises and equipment                                       (732)             (994)
  Disposal of office premises and equipment                                                       280                25
  Purchase of Federal Home Loan Bank stock                                                         -                (58)
  Increase in cash surrender value of life insurance                                              (47)              (46)
  Proceeds from sale of real estate acquired through foreclosure                                   30               160
  Additions to real estate acquired through foreclosure                                          (291)               (6)
                                                                                              -------           -------
         Net cash used in investing activities                                                (11,808)              (80)
                                                                                              -------           -------

         Net cash provided by (used in) operating and investing activities
           (subtotal carried forward)                                                          (8,345)            6,490
                                                                                              -------           -------


                        Fidelity Financial of Ohio, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,

                                 (In thousands)
                                                                                                 1999              1998
                                                                                                             (Restated)
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                                         $(8,345)          $ 6,490

Cash provided by (used in) financing activities:
  Net decrease in deposit accounts                                                            (33,188)          (22,365)
  Proceeds from Federal Home Loan Bank advances                                                52,050            58,441
  Repayment of Federal Home Loan Bank advances                                                (26,173)          (50,476)
  Shares issued under stock option and benefit plans                                              167               329
  Dividends on common stock                                                                    (2,722)           (2,075)
  Advances by borrowers for taxes and insurance                                                (1,457)           (1,144)
                                                                                               ------            ------
         Net cash used in financing activities                                                (11,323)          (17,290)
                                                                                               ------            ------

Net decrease in cash and cash equivalents                                                     (19,668)          (10,800)

Cash and cash equivalents at beginning of period                                               28,700            35,132
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 9,032           $24,332
                                                                                               ======            ======


Supplemental disclosure of cash flow information: Cash paid during the year for:
    Federal income taxes                                                                      $ 2,425           $ 2,731
                                                                                               ======            ======

    Interest on deposits and borrowings                                                       $23,860           $27,247
                                                                                               ======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                      $  (618)          $  (197)
                                                                                               ======            ======

  Foreclosed mortgage loans transferred to real estate acquired
    through foreclosure                                                                       $   291           $   249
                                                                                               ======            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                              $    71           $   219
                                                                                               ======            ======

  Issuance of treasury shares in exchange for outstanding shares
    related to exercise of stock options                                                      $   (16)          $   119
                                                                                               ======            ======



                        Fidelity Financial of Ohio, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.   Basis of Presentation

    On September 28, 1998, Fidelity Financial of Ohio, Inc. (the "Corporation") entered into an Agreement of Merger with Glenway Financial Corporation ("Glenway"), pursuant to which Glenway would merge into a wholly-owned subsidiary of the Corporation, and Fidelity Federal Savings Bank, a wholly-owned subsidiary of the Corporation ("Fidelity"), would merge with and into Centennial Savings Bank to form a new entity to be named Centennial Bank ("Centennial", or the "Bank"). The merger was consummated on March 19, 1999 and was accounted for using the pooling of interests method of accounting. Accordingly, the financial statements as of December 31, 1998, and for the periods ending September 30, 1998, have been restated to give effect to the combination.

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Centennial. All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 8,968,235 and 8,850,851 for the nine month periods ended September 30, 1999 and 1998, respectively, and 8,976,406 and 8,864,785 for the three month periods ended September 30, 1999 and 1998, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 9,034,080 and 8,976,832 for the nine month periods ended September 30, 1999 and 1998, respectively, and 9,042,251 and 8,997,604 for the three months ended September 30, 1999 and 1998, respectively.

    Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 65,845 and 125,981 for the nine month periods ended September 30, 1999 and 1998, and 65,845 and 132,819 for the three month periods ended September 30, 1999 and 1998, respectively.

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

    5.   Pending Business Combination

    On August 16, 1999,  the  Corporation  entered into an Agreement and Plan of
    Merger (the Agreement), whereby the Corporation would be acquired by the Provident Financial Group, Inc. (Provident Financial). The Agreement provides for each share of Fidelity Financial common stock to be exchanged for $21.00 worth of Provident Financial common stock. It is anticipated that the merger will be accounted for as a pooling of interests. The merger is subject to shareholder and regulatory approval, and is expected to be completed in the first quarter of 2000.

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


Discussion of Financial Condition Changes from December 31, 1998 to September 30, 1999

The Corporation's consolidated total assets amounted to $805.5 million at September 30, 1999, a decrease of $9.2 million, or 1.1%, from the $814.7 million total at December 31, 1998. The decline in assets resulted primarily from a decline in deposits of $33.3 million, which was partially offset by an increase of $26.0 million in Federal Home Loan Bank ("FHLB") advances.

Cash  and  cash   equivalents,   comprised  of  cash  and  due  from  banks  and
interest-bearing deposits in other financial institutions, amounted to $9.0 million at September 30, 1999, a decrease of $19.7 million, or 68.5% from the total in 1998. Excess liquidity was generally utilized to fund net deposit outflows during the 1999 nine month period.

Investment securities (including investment securities classified at available for sale) totaled $15.5 million at September 30, 1999, an increase of $7.6 million, or 95.6%. During the nine months ended September 30, 1999, $7.9 million of agency securities were purchased. In accordance with SFAS No. 115, management reclassified $7.1 million of investment securities from held to maturity to the available for sale classification at the effective date of the merger. Investments reclassified included U.S. Government treasury and agency securities, and municipal securities.

Mortgage-backed  securities  (including  securities  classified as available for sale) totaled $69.7 million at September 30, 1999, an increase of $2.1 million, or 3.1%, over the total at December 31, 1998. The increase in mortgage-backed securities was due primarily to purchases during the period totaling $19.4 million, which were partially offset by principal repayments totaling $16.4 million and a decline of $793,000 in market value. In accordance with SFAS No. 115 management reclassified $16.9 million of mortgage-backed securities from held to maturity to the available for sale classification and transferred $27.2 million of securities from available for sale to the held to maturity portfolio at the effective date of the merger.

                        Fidelity Financial of Ohio, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 1998 to September 30, 1999 (continued)

Loans receivable totaled $677.2 million at September 30, 1999, an increase of $1.2 million, or .2%, from the $676.0 million total at December 31, 1998. During the 1999 period loan originations totaled $120.4 million, and were partially offset by loan principal repayments totaling $113.2 million and sales of $5.7 million. Centennial's loan originations during 1999 were comprised primarily of one- to four-family and multi-family loans.

Centennial's allowance for loan losses totaled $3.2 million at September 30, 1999, an increase of $194,000, or 6.6%, over the total at December 31, 1998. The allowance represented .46% and .44% of total loans at September 30, 1999 and December 31, 1998, respectively, and 105.7% and 125.6% of nonperforming loans, which totaled $3.0 million and $2.4 million at those respective dates. While management believes Centennial's allowance for loan losses is adequate at September 30, 1999, based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect future operating results.

Deposits totaled $595.9 million at September 30, 1999, a decrease of $33.3 million, or 5.3%, from the total at December 31, 1998. Deposits subject to daily repricing totaled $156.3 million, or 26.2% of deposits at September 30, 1999, as compared to 25.4% of total deposits at December 31, 1998. Certificates of deposit totaled $429.7 million at September 30, 1999, a decrease of $28.1 million, or 6.1%, from the $457.7 million total at December 31, 1998. The decrease in certificates of deposit was the result of management's strategy to allow the outflow of higher-yielding certificates in order to reduce the Corporation's funding cost.

Advances from the Federal Home Loan Bank totaled $104.7 million at September 30, 1999, an increase of $26.0 million, or 33.0%, over the balance at December 31, 1998. The increase resulted primarily from $52.1 million in borrowings during the 1999 period, which were partially offset by repayments of $26.2 million. Of the additional borrowings, $8.0 million consisted of fixed-rate advances with maturities ranging between five and eight years, and the remaining increase in borrowings was comprised of short-term (one year or less) variable-rate advances. Proceeds from such advances were used primarily to offset the decrease in deposits.

Stockholders' equity totaled $98.5 million at September 30, 1999, an increase of $189,000, or .2%, from the total at December 31, 1998. The increase resulted primarily from net earnings of $2.8 million exceeding dividends paid of $2.7 million during the period.

                        Fidelity Financial of Ohio, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended September 30, 1999 and 1998

General

Net earnings amounted to $2.8 million for the nine months ended September 30, 1999, a decrease of $2.8 million, or 49.3%, from the $5.6 million in net earnings recorded for the nine months ended September 30, 1998. The decrease in net earnings resulted from an increase in general, administrative and other expense of $3.9 million due to non-recurring merger-related costs of $4.2 million. Excluding such merger-related costs, net earnings amounted to $6.0 million, an increase of $383,000, or 6.8%, over the nine months ended September 30, 1998. The increase in net earnings resulted from a $625,000 increase in net interest income, a $97,000 decrease in the provision for losses on loans and a $316,000 decrease in general, administrative and other expense before merger-related costs, which were partially offset by a decrease in other income of $494,000 and an increase in federal income tax expense of $161,000.

Net Interest Income

Net interest income totaled $19.0 million for the nine months ended September 30, 1999, an increase of $625,000, or 3.4%, over the 1998 period. Interest income decreased by $2.7 million, or 5.8%, for the nine months ended September 30, 1999, compared to 1998. Interest income on loans and mortgage-backed securities decreased by $2.1 million, or 4.9%, due primarily to a $12.6 million, or 1.7%, decrease in the average balance outstanding year to year, coupled with a 25 basis point decline in the weighted-average yield, from 7.64% in 1998 to 7.39% in 1999. Interest income on investment securities and interest-bearing deposits decreased by $541,000, or 27.2%, during 1999 due primarily to a $11.3 million, or 25.9%, decrease in the average balance outstanding.

Interest expense on deposits decreased by $3.3 million, or 14.2%, for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. The decrease was due primarily to a $33.6 million, or 5.2%, decrease in the average balance outstanding, coupled with a decline in the average cost of deposits of 45 basis points, from 4.82% for the nine month period ended September 30, 1998, to 4.37% for the same period in fiscal 1999. Interest expense on borrowings increased by $36,000, or .9%, due to a $3.0 million increase in the average balance of outstanding borrowings during 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $625,000, or 3.4%, for the nine months ended September 30, 1999 compared to 1998. The interest rate spread amounted to 2.79% during 1999 and 2.60% in 1998, while the net interest margin amounted to 3.24% and 3.04% for the nine months ended September 30, 1999 and 1998, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $225,000 provision for losses on loans during the nine months ended September 30, 1999, a decrease of $97,000 from the amount recorded in the 1998 nine month period. There can be no assurance that the allowance for loan losses of the Bank will be adequate to cover losses on nonperforming assets in the future.

                        Fidelity Financial of Ohio, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended September 30, 1999 and 1998 (continued)

Other Income

Other income totaled $1.4 million for the nine months ended September 30, 1999, a decrease of $494,000, or 26.1%, compared to the nine month period ended September 30, 1998. The decrease was due primarily to a $184,000 decrease in gain on sale of loans, a $147,000, or 10.7%, decrease in other operating income, which consisted primarily of service charges and fees, and a $104,000 decrease in gains on sale of securities year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $15.1 million for the nine months ended September 30, 1999, an increase of $3.9 million, or 34.6%, over the 1998 total. Excluding non-recurring merger charges totaling $4.2 million, general, administrative, and other expense would have been reported as $10.9 million, a decrease of $316,000, or 2.8%, from the 1998 total. The non-recurring merger charges included employee compensation and benefits of $1.7 million, occupancy and equipment of $290,000, data processing of $522,000, and other operating expenses of $1.7 million. The decrease in general administrative and other expenses, excluding one-time merger expenses, was due to a decline in data processing expense of $265,000, or 45.5%, a decline in other operating expenses of $193,000, or 10.1%, a decline in Federal Deposit Insurance Corporation ("FDIC") insurance premiums of $40,000, and a decline in amortization of goodwill of $39,000, which were partially offset by a $27,000, or .5%, increase in employee compensation and benefits and a $199,000, or 27.6%, increase in franchise tax expense.

The decline in data processing expense reflects the elimination of third-party processing costs following the merger, as the Fidelity accounts have been added to Centennial's in-house processing system.

The increase in employee compensation and benefits was due primarily to a reduction in deferred loan origination costs associated with a decline in lending volume year to year.

The increase in franchise taxes resulted from the increase in stockholders' equity year to year and a tax refund of $90,000 received in 1998 due to amendment of prior years tax returns.

Federal Income Taxes

The provision for federal income taxes totaled $2.2 million for the nine months ended September 30, 1999, a decrease of $898,000, or 29.3%, from the provision recorded in the nine months ended September 30, 1998. The decrease resulted primarily from a $3.7 million, or 42.2%, decrease in pretax earnings, which was partially offset by the effects of non-deductible merger expenses totaling $1.1 million. The Corporation's effective tax rates were 43.3% and 35.4% for the nine months ended September 30, 1999 and 1998, respectively.

                        Fidelity Financial of Ohio, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended September 30, 1999 and 1998

General

Net earnings amounted to $2.0 million for the three months ended September 30, 1999, an increase of $201,000, or 11.0%, over the $1.8 million in net earnings recorded for the three months ended September 30, 1998. The increase was due primarily to a $221,000 increase in net interest income, a $25,000 decrease in the provision for losses on loans and a $227,000 decrease in general, administrative and other expense, which were partially offset by a $165,000 decrease in other income and a $107,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income totaled $6.3 million for the three months ended September 30, 1999, an increase of $221,000, or 3.7%, over the 1998 period. Interest income decreased by $809,000, or 5.4%, for the three months ended September 30, 1999, compared to 1998. Interest income on loans and mortgage-backed securities decreased by $637,000, or 4.4%, due primarily to a $14.0 million, or 1.8%, decrease in the average balance outstanding year to year, coupled with a 20 basis point decline in the weighted-average yield, from 7.58% in 1998 to 7.38% in 1999. Interest income on investment securities and interest-bearing deposits decreased by $172,000, or 28.2%, during 1999 due primarily to a $9.8 million, or 25.2%, decrease in the average balance outstanding.

Interest expense on deposits decreased by $1.1 million, or 14.6%, for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The decrease was due primarily to a $37.0 million, or 5.8%, decrease in the average balance outstanding, coupled with a 45 basis point decline in the average cost of deposits from 4.81% for the three month period ended September 30, 1998 to 4.36% for the same period in fiscal 1999. Interest expense on borrowings increased by $94,000, or 7.1%, due to a $7.6 million increase in the average balance of outstanding borrowings during 1999.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $221,000, or 3.7%, for the three months ended September 30, 1999 compared to 1998. The interest rate spread amounted to 2.77% during 1999 and 2.57% in 1998, while the net interest margin increased to 3.23% from 3.02% for the three months ended September 30, 1999 and 1998, respectively.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio, management recorded a $50,000 provision for losses on loans during the three months ended September 30, 1999, a decrease of $25,000 from the amount recorded in the 1998 three month period. There can be no assurance that the allowance for loan losses of the Bank will be adequate to cover losses on nonperforming assets in the future.

                        Fidelity Financial of Ohio, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended September 30, 1999 and 1998 (continued)

Other Income

Other income decreased by $165,000, or 25.5%, to a total of $481,000 for the three months ended September 30, 1999, compared to $646,000 in 1998. The decrease was due primarily to a $101,000 decrease in gain on sale of loans and a $64,000, or 13.0%, decrease in other operating income, which consisted primarily of service charges and fees.

General, Administrative and Other Expense

General, administrative and other expense totaled $3.6 million for the three months ended September 30, 1999, a decrease of $227,000, or 5.9%, from the 1998 total. The decrease resulted primarily from a $45,000, or 2.5%, decrease in employee compensation and benefits, a $121,000, or 72.0%, decrease in data processing and a $77,000, or 11.5%, decrease in other operating expense, which were partially offset by a $43,000, or 15.9%, increase in franchise taxes.

The decrease in employee compensation and benefits resulted primarily from a decrease in staffing levels and related benefit plan costs. The decrease in data processing resulted from the elimination of third party processing costs following the merger.

The increase in franchise taxes resulted from the increase in stockholders' equity year to year.

Federal Income Taxes

The provision for federal income taxes totaled $1.1 million for the three months ended September 30, 1999, an increase of $107,000, or 11.0%, over the provision recorded in the three months ended September 30, 1998. The Corporation's effective tax rate was 34.9% for both the three months ended September 30, 1999 and 1998.


Year 2000 Compliance Matters

Centennial has been working for the last several years to resolve the potential impact of the Year 2000 on the ability of the computerized information system to accurately process information that may be date sensitive. Centennial's Year 2000 compliance plan has five phases: (1) project management and awareness, (2) assessment, (3) renovation and implementation, (4) validation and testing, and
(5) development of a contingency plan. Centennial has substantially completed all phases and appropriate follow-up activities continue to occur.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Form 8-K:          A Form  8-K was filed on August 18, 1999, to  report
                            the  Agreement and  Plan  of Merger  with  Provident
                            Financial Group, Inc.

         Exhibits:

           27.1 Financial Data Schedule for the nine months ended September 30, 1999.

           27.2 Restated Financial Data Schedule for the nine months ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 12, 1999                   By: /s/Robert R. Sudbrook
      -------------------------                  ----------------------------
                                                    Robert R. Sudbrook
                                                    Chairman and Chief
                                                    Executive Officer





Date:    November 12, 1999                   By: /s/Paul D. Staubach
      -------------------------                  ----------------------------
                                                    Paul D. Staubach
                                                    Senior Vice President and
                                                    Chief Financial Officer